Form 10-Q
period 1993-11-30
CONTINENTAL HOMES HOLDING CORP
filed 1994-01-11
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
                   _____________________________________________

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 1993

                                        OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-14830

                          CONTINENTAL HOMES HOLDING CORP.

              (Exact name of registrant as specified in its charter)

                 Delaware                                       86-0554624
          (State or other jurisdiction                       (I.R.S. Employer
        of incorporation or organization)                   Identification No.)

        7001 N. Scottsdale Road, Suite 2050                        85253
              Scottsdale, Arizona                                (Zip Code)
       (Address of principal executive offices)

                                  (602) 483-0006
               (Registrant's telephone number, including area code)

                                  Not Applicable
               (Former name, former address and former fiscal year,
                           if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES   X                                                   No
                 -----                                                   -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
        Class of Common Stock                                 December 31, 1993
        ---------------------                                 -----------------
           $.01 per value                                         6,955,345
   ____________________________________________________________________________



                          CONTINENTAL HOMES HOLDING CORP.


                                     FORM 10-Q
                               FOR THE QUARTER ENDED
                                 NOVEMBER 30, 1993


                                 TABLE OF CONTENTS




   PART I.  FINANCIAL INFORMATION                               Page

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of November 30, 1993
               and May 31, 1993  . . . . . . . . . . . . . . . .   3

             Consolidated Statements of Income for the three and
               six months ended November 30, 1993 and 1992 . . .   4

             Consolidated Statements of Cash Flows for the six
               months ended November 30, 1993 and 1992 . . . . .   5

             Notes to unaudited Consolidated Financial
               Statements  . . . . . . . . . . . . . . . . . . .   6

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . .   8

   PART II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . .  12

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                      November 30,    May 31,
                                                          1993         1993
                                                      ------------    -------
   ASSETS                                                 (In thousands)
   Homebuilding:
      Cash                                              $ 22,225     $ 11,552
      Receivables                                          8,071        8,648
      Homes, lots and improvements in production         167,854      142,589
      Property and equipment, net                          1,883          667
      Prepaid expenses and other assets                    8,155        7,107
      Excess of cost over related net assets acquired      7,157        2,235
      Investment in unconsolidated joint ventures          2,296           --
                                                        --------     --------
                                                         217,641      172,798
                                                        --------     --------
   Mortgage banking and title operations:
      Mortgage loans held for sale                        18,924        8,825
      Mortgage loans held for long-term
        investment, net                                   26,391        5,003
      Other assets                                         1,261          899
                                                        --------     --------
                                                          46,576       14,727
                                                        --------     --------
      Total assets                                      $264,217     $187,525
                                                        ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Homebuilding:
      Accounts payable and other liabilities            $ 30,563     $ 21,059
      Notes payable, senior and convertible debt         106,429      106,183
      Deferred income taxes                                2,026         ( 89)
                                                        --------     --------
                                                         139,018      127,153
                                                        --------     --------
   Mortgage banking and title operations:
      Notes payable                                        4,523        3,500
      Bonds payable                                       27,255        5,104
      Other                                                1,380          218
                                                        --------     --------
                                                          33,158        8,822
                                                        --------     --------
      Total liabilities                                  172,176      135,975
                                                        --------     --------

   Commitments and contingencies

   Stockholders' equity
      Series A Preferred stock, $.01 par value:
        Authorized - 2,000,000 shares
        Issued - None                                         --           --
      Common stock, $.01 par value:
        Authorized - 10,000,000 shares
        Issued - 7,080,900 and 5,376,500 shares               71           54
      Treasury stock, at cost - 151,305 and
        187,055 shares                                      (303)        (631)
      Capital in excess of par value                      59,235       25,033
      Retained earnings                                   33,038       27,094
                                                        --------     --------

      Total stockholders' equity                          92,041       51,550
                                                        --------     --------
      Total liabilities and stockholders' equity        $264,217     $187,525
                                                        ========     ========

   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                       (In thousands, except per share data)

                                       Three months ended     Six months ended
                                          November 30,          November 30,
                                       ------------------     ----------------
                                          1993      1992       1993     1992
                                          ----      ----       ----     ----
   REVENUES

      Home sales                       $ 87,702  $ 48,091  $164,626  $ 98,771
      Land sales                            166     3,052       420     3,182
      Mortgage banking                    1,820       639     2,865     1,271
      Other income, net                     429       149       606       306
                                       --------  --------  --------  --------

        Total revenues                   90,117    51,931   168,517   103,530
                                       --------  --------  --------  --------

   COSTS AND EXPENSES

   Homebuilding:
      Cost of home sales                 71,593    38,734   134,258    79,852
      Cost of land sales                     85     3,161       427     3,335
      Selling, general and
        administrative expenses          10,085     5,211    17,772    10,547
      Interest, net                       1,362     1,614     2,519     2,785
   Mortgage banking and title
     operations:
      Selling, general and
        administrative expenses           1,325       386     2,028       750
      Interest, net                         (16)      (12)       19       (54)
                                       --------  --------  --------  --------

        Total costs and expenses         84,434    49,094   157,023    97,215
                                       --------  --------  --------  --------

   Equity in loss of unconsolidated
     joint ventures                         (22)     (136)      (32)     (332)
                                       --------  --------  --------  --------

   Income before income taxes             5,661     2,701    11,462     5,983
   Income taxes                           2,434     1,086     4,998     2,398
                                       --------  --------  --------  --------

   Net income                          $  3,227  $  1,615  $  6,464  $  3,585
                                       ========  ========  ========  ========

   Earnings per common share           $    .56  $    .32  $   1.19  $    .70

   Earnings per common share
     assuming full dilution            $    .50  $    .30  $   1.03  $    .66

   Cash dividend per share             $    .05  $    .05  $    .10  $    .10

   Weighted average number of
     shares outstanding               5,711,566 5,114,503 5,451,810 5,108,165
                                      ========= ========= ========= =========


   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                             Six months ended
                                                               November 30,
                                                             ----------------
                                                              1993       1992

                                                              ----       ----
                                                              (In Thousands)
   Cash flows from operating activities:
      Net income                                          $  6,464   $  3,585
        Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                      1,080        719
          Increase (decrease) in deferred income taxes         260        (10)
      Decrease (increase) in assets
        Homes, lots and improvements in production           2,660     (4,732)
        Receivables                                          9,297      8,152
        Prepaid expenses and other assets                   (1,043)       714
      Increase in liabilities
        Accounts payable and other liabilities               1,226      2,149
                                                          --------   --------
      Net cash provided by operating activities             19,944     10,577
                                                          --------   --------

   Cash flows from investing activities:
      Net additions of property and equipment                 (281)       (94)
      Cash advanced to unconsolidated joint ventures            --     (1,225)
      Cash received from unconsolidated joint ventures       2,391         --
      Cash paid for Milburn Investments, Inc.
        and Subsidiaries, net of cash acquired              (7,042)        --
                                                          --------   --------
      Net cash used by investing activities                 (4,932)    (1,319)
                                                          --------   --------

   Cash flows from financing activities:
      Decrease in notes payable to financial
        institutions                                       (28,557)   (50,035)
      Retirement of bonds payable                           (3,609)    (2,385)
      Sale of common stock                                  34,219         --
      Redemption of Series A Preferred Stock                (6,200)        --
      Issuance of 12% Senior Notes                              --     71,598
      Retirement of 12-3/4% Senior Notes                        --    (16,817)
      Stock options exercised                                  328        195
      Dividends paid                                          (520)      (509)
                                                          --------   --------
      Net cash provided (used) by financing activities      (4,339)     2,047
                                                          --------   --------
      Net increase in cash                                  10,673     11,305
      Cash at beginning of period                           11,552      5,070
                                                          --------   --------
      Cash at end of period                               $ 22,225   $ 16,375
                                                          ========   ========

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest, net of amounts capitalized              $  4,021   $  3,783
        Income taxes                                      $  4,510   $  2,195

   Supplemental schedule of non-cash investing and financing activities:
      On July 29, 1993, the Company acquired Milburn Investments, Inc. and Subsidiaries. Non-cash consideration paid included the issuance of $6.3 million of Series A preferred stock. As a result of the acquisition, the Company recorded additional assets of $92,660,000 (primarily homes, lots and improvements in production and mortgage related assets) and liabilities of $66,590,000 (primarily notes payable to financial institutions and mortgage related debt).
   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Note 1.   Basis of Presentation

        The consolidated financial statements include the accounts of Continental Homes Holding Corp. and its subsidiaries ("Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

        These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended May 31, 1993, filed with the Securities and Exchange Commission.

        The results of operations for the three and six months ended November 30, 1993 are not necessarily indicative of the results to be expected for the full year.

   Note 2.   Interest Capitalization

        The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $3,861,000 and $2,830,000 and expensed as a component of cost of goods sold $3,568,000 and $3,350,000 in the six months ended November 30, 1993 and 1992, respectively.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

   Note 3.   Notes Payable, Senior and Subordinated Debt

        Notes payable, senior and convertible debt for homebuilding consist of:

                                           November 30,    May 31,
                                               1993         1993
                                           ------------    -------
                                               (In thousands)
   12% senior notes, due 1999, net of
     discount of $686 and $752             $ 74,314       $ 74,248
   6-7/8% convertible subordinated notes,
     due 2002, net of discount of $2,885
     and $3,065                              32,115         31,935
                                           --------       --------
                                           $106,429       $106,183
                                           ========       ========

   Note 4.   Interest, Net

        Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                              Three months ended  Six months ended
                                 November 30,       November 30,
                              ------------------  ----------------
                               1993      1992        1993     1992
                               ----      ----        ----     ----
                                           (In thousands)
   Interest expense,
     homebuilding            $ 1,416   $ 1,789    $ 2,637  $ 3,037
   Interest income,
     homebuilding                (54)     (175)      (118)    (252)
                             -------   -------    -------  -------
                             $ 1,362   $ 1,614    $ 2,519  $ 2,785
                             =======   =======    =======  =======
   Interest expense, mortgage
     banking                 $   871   $   349    $ 1,384  $   746
   Interest income, mortgage
     banking                    (887)     (361)    (1,365)    (800)
                             -------   -------    -------  -------
                             $   (16)  $   (12)   $    19  $   (54)
                             =======   =======    =======  =======

   Note 5.   Acquisition of Milburn Investments, Inc.

        On  July  29,   1993,  the  Company  completed  the   acquisition  (the
   "Acquisition") of 100% of the Common Stock of Milburn Investments, Inc. ("Milburn"), for approximately $26.3 million. The consideration consisted of approximately $20 million in cash and $6.3 million in Series A Preferred Stock issued by the Company. On November 4, 1993 the Company redeemed the Series A Preferred Stock.


                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                      ITEM 2.
                                      ------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                FINANCIAL CONDITION

   Results of Operations
   ---------------------
     Homebuilding

        The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                 Quarters ended       Six months ended
                                  November 30,          November 30,
                             -------------------   -------------------
                                1993       1992        1993       1992
                                ----       ----        ----       ----
   Units delivered                738        436      1,409        888
   Average sales price       $118,837   $110,300   $116,838   $111,229
   Revenue from homes
     sales (000's)           $ 87,702   $ 48,091   $164,626   $ 98,771
   Percentage increase
     from prior year             82.4 %     18.8 %     66.7%      22.9%
   Change due to volume          69.3 %     24.9 %     58.7%      23.0%
   Change due to average
     sales price                 13.1 %    (6.1) %      8.0%      (.1)%

        The volume increase of 69.3% (18.8% excluding Milburn) in the quarter ended November 30, 1993 compared to the same period in the prior year was attributable to the improved housing markets in the Phoenix and Denver areas, the Acquisition and increased deliveries in California as a result of the Company's aggressive marketing in that location. The increase in average sales price was primarily due to deliveries in California, most of which were in the move-up market. The quarter ended November 30, 1993 results include 220 deliveries from Milburn with an average sales price of $108,600 per home, resulting in incremental revenue of $23,891,000.

        The following table summarizes information related to the Company's backlog at the dates indicated:

                                           November 30,
                              -------------------------------------
                                     (Dollars in thousands)
                                     1993                 1992
                                     ----                 ----
                               Units   Dollars      Units   Dollars
                               -----   -------      -----   -------
   Phoenix                       605  $ 71,422        587  $ 63,780
   Austin                        181    19,849         --        --
   Denver                         69    12,092         33     4,405
   California                     40    10,408         23     5,829
                               -----  --------      -----  --------
        Total backlog            895  $113,771        643  $ 74,014
                               =====  ========      =====  ========

   Average price per unit                 $127                 $115
                                      ========             ========

        The increase in backlog at November 30, 1993 in Phoenix and Denver was due to the improved housing markets in both locations, which the Company believes resulted primarily from improved economic conditions in these markets and lower mortgage interest rates. The increase in the California backlog is attributable to the marketing incentives and discounts offered in fiscal 1994 to sell the remaining inventory. The aggregate sales value of new contracts signed increased 58% as a result of the Austin acquisition in the three months ended November 30, 1993 to $83,270,000 representing 671 homes (including $22,477,000 in Austin representing 206 homes) as compared with $52,796,000 representing 477 homes for the three months ended November 30, 1992. The significant volume increase in Phoenix resulted in the Company selling out of several subdivisions faster than anticipated. This resulted in fewer homes available for sale in the second fiscal quarter of 1994 compared to the same period in fiscal 1993. The Company will have additional new subdivisions opening in the third and fourth quarters of fiscal 1994.


        The following  table summarizes  information related to  cost of  home sales,  selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                  Quarters ended November 30,             Six months ended November 30,
                                  ---------------------------             -----------------------------
                                       1993               1992               1993                1992
                                       ----               ----               ----                ----
                                Dollars     %     Dollars      %      Dollars      %     Dollars      %

                                                     (Dollars in thousands)
   Revenue from home sales     $ 87,702   100.0%  $ 48,091   100.0%  $164,626   100.0%   $98,771    100.0%
   Cost of homes sales           71,593    81.6     38,734    80.5    134,258    81.6     79,852     80.8
                               --------   -----   --------   -----   --------   -----   --------    -----
   Gross profit                  16,109    18.4      9,357    19.5     30,368    18.4     18,919     19.2
   SG&A expenses                 10,085    11.5      5,211    10.8     17,772    10.8     10,547     10.7
                               --------   -----   --------   -----   --------   -----   --------    -----
   Operating income
     from homebuilding            6,024     6.9      4,146     8.7     12,596     7.6      8,372      8.5
   Interest, net                  1,362     1.6      1,614     3.4      2,519     1.5      2,785      2.8
                               --------   -----   --------   -----   --------   -----   --------    -----
   Pre-tax profit
     from homebuilding         $  4,662     5.3%  $  2,532     5.3%    10,077    6.1 %  $  5,587      5.7%
                               ========   =====   ========   =====   ========   =====   ========    =====

        Gross profit from home sales was 18.4% (20.9% excluding California operations) for the three months ended November 30, 1993 compared to 19.5% (20.8% excluding California operations) for the corresponding fiscal 1993 period. The gross profit on the Milburn deliveries was 20.2% (23.6% before purchase accounting adjustments). Gross profit from home sales was 18.4% (20.8% excluding California operations) for the six months ended November 30, 1993 compared to 19.2% (20.5% excluding California operations) for the six months ended November 30, 1992. The Southern California market remains very weak due to difficult economic conditions, concerns about home values and low consumer confidence. Accordingly, the Company has aggressively marketed its California homes by offering sales incentives and discounts. California's depressed market will continue to have a negative impact on the Company's earnings since volume is not sufficient to offset general and administrative expenses and interest which is expensed and not capitalized.

        SG&A expenses for each home delivered were $13,665 and $11,952 in the second quarter of fiscal 1994 and 1993, respectively and $12,613 and $11,877 in the first six months of fiscal 1994 and 1993, respectively. The increase in total SG&A expenses for the quarter and six months ended November 30, 1993 was due to higher variable marketing costs (primarily sales commissions and model furniture amortization) due to the increase in the number of homes delivered, higher salaries and higher customer service costs. In addition, the current fiscal quarter and six months included $3,471,000 and $4,645,000, respectively of SG&A expenses from Milburn and $195,000 and $260,000, respectively related to the amortization of the excess of cost over related net assets acquired. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $11,157,000 and $19,979,000 for the three and six months ended November 30, 1993 compared to $5,809,000 and $12,091,000 for the corresponding fiscal 1993 periods.

        Interest, net for homebuilding was $1,362,000 and $1,614,000 for the three months ended November 30, 1993 and 1992, respectively. For the six month period ended November 30, 1993, interest, net for homebuilding was $2,519,000 compared with $2,785,000 for the six months ended November 30, 1992. The fiscal quarter includes $68,000 of interest, net from Milburn.
   The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $3,324,000 and $6,498,000 for the three and six months ended November 30, 1993 respectively compared to $3,154,000 and $5,867,000 for the three and six months ended November 30, 1992, respectively.

        The Company's pre-tax profit from homebuilding (excluding unconsolidated joint ventures) for the six months ended November 30, 1993 was $10,077,000 compared to $5,587,000 for the corresponding period ended November 30, 1992. The increase in pre-tax profit was due primarily to greater volume in Phoenix and Milburn's results which contributed $2,430,000 of pre-tax profit.

   Mortgage Banking

        The Company's mortgage banking operations are conducted through its wholly-owned subsidiaries American Western Mortgage Company ("AWMC") in Arizona and Miltex Management, Inc. ("MMI") in Texas. The following table
   summarizes  operating   information  for  the  Company's   mortgage  banking
   operations:
                                  Quarters ended    Six months ended
                                   November 30,       November 30,
                                  --------------    ----------------
                                   1993     1992      1993      1992
                                   ----     ----      ----      ----
                                        (Dollars in thousands)
   Number of loans originated       753      234     1,172       526

   Loan origination fees         $  643   $  198    $1,031    $  451
   Sale of servicing and
      marketing gains             1,044      335     1,622       648
   Other revenue                    133      106       212       172
                                 ------   ------    ------    ------
        Total revenues            1,820      639     2,865     1,271
   General and administrative
     expenses                     1,083      386     1,697       750
                                 ------   ------    ------    ------
   Operating income              $  737   $  253    $1,168    $  521
                                 ======   ======    ======    ======

        Revenues from mortgage banking operations increased in the quarter and six months ended November 30, 1993 primarily due to the Acquisition. The amounts for the quarter ended November 30, 1993 include 502 loan originations and $1,243,000 and $526,000 of revenues and operating income, respectively, from MMI. The Company maintains a portion of the loan servicing and, at November 30, 1993, the servicing portfolio was approximately $60,570,000.

     Consolidated Operations

        Net income was $6,464,000 ($1.19 per share, $1.03 fully diluted) for the six months ended November 30, 1993 compared to $3,585,000 ($.70 per share, $.66 fully diluted) for the period ended November 30, 1992. The six months ended November 30, 1993 included $2,052,000 of net income from the results of Milburn.

   Liquidity and Capital Resources
   -------------------------------

        The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At November 30, 1993, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $15,000,000. At November 30, 1993, there were no amounts outstanding under its credit lines. In connection with the Acquisition, the Company assumed a $25,000,000 secured revolving line of credit. At November 30, 1993, there were no amounts outstanding under this credit line. The Company's revolving lines of credit bear interest at rates ranging from prime plus 1/2% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

        AWMC has a warehouse line of credit for $15,000,000 which is guaranteed by the Company. In addition, MMI has a warehouse line of credit for $10,000,000. Pursuant to the warehouse lines of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At November 30, 1993, no amounts were outstanding under the warehouse lines of credit and the amount of funding drafts that had not been presented for payment was $4,523,000. The Company believes that these lines are sufficient for its mortgage banking operations.

        On August 5, 1992, the Company completed the sale of $75,000,000 principal amount of its 12% Senior Notes due 1999. The Senior Notes were issued at 98.85% of par and are not redeemable until 1997. The Company used a portion of the net proceeds thereof to repay all amounts outstanding under its lines of credit. On September 4, 1992 the Company used $16,817,000 of these proceeds to redeem its 12-3/4% Senior Notes.

        On July 29, 1993 the Company acquired all of the outstanding capital stock of Milburn for approximately $26.3 million ($20 million in cash and $6.3 million of Series A Preferred Stock).

        In November, the Company completed a public offering of 1,704,400 shares of Common Stock at $21.50 per share. The net proceeds of the offering (approximately $34,219,000) were used to redeem the Series A Preferred Stock and to reduce temporarily all amounts outstanding under the Company's revolving lines of credit and mortgage banking warehouse lines of credit.


                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                      PART II
                                 OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K
             --------------------------------

        (a)  Exhibits:
             10 Modification and Extension Agreement dated as of November 22, 1993 between Bank One, Arizona, NA (formerly Valley National Bank of Arizona) and AWMC.

             11    Statement of Computation of Earnings Per Share.

        (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1993.



                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                    SIGNATURES
                                    ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CONTINENTAL HOMES HOLDING CORP.


   Date:  January 10, 1993                      By:  /s/ Kenda B. Gonzales
                                                     --------------------------
                                                     KENDA B. GONZALES
                                                     Secretary and Treasurer
                                                     (Chief Financial Officer)

   Date:  January 10, 1993                      By:  /s/ Donald R. Loback
                                                     --------------------------
                                                     DONALD R. LOBACK
                                                     Co-Chief Executive Officer


                                   EXHIBIT INDEX

   Exhibit
   Number                        Description                               Page
   ------                        -----------                               ----

      10 Modification and Extension Agreement dated as of November 22, 1993 between Bank One,
                  Arizona, NA (formerly Valley National
                  Bank of Arizona) and AWMC.

      11          Statement  of  Computation  of  Earnings   Per
                  Share.


                       MODIFICATION AND EXTENSION AGREEMENT
                       ------------------------------------



   DATE:                                                      November 22, 1993

   PARTIES:       Borrower:      AMERICAN WESTERN MORTGAGE COMPANY,  a Colorado
                                 corporation

                  Bank: BANK ONE, ARIZONA, NA, a national banking association, formerly known as The Valley National Bank of Arizona

   RECITALS:

      A. Bank has extended to Borrower credit ("Loan") in the principal amount of $15,000,000.00 pursuant to the Amended and Restated Warehousing Credit and Security Agreement, dated September 26, 1991 ("Loan Agreement"), and evidenced by the Promissory Note, dated November 27, 1992 ("Note").

      B. The Loan is secured by, among other things, the security interest in various promissory notes and deeds of trust granted by Borrower to Bank pursuant to the Loan Agreement. The agreements, documents, and instruments securing the Loan and the Note are referred to individually and collectively as the "Security Documents".

      C. Bank and Borrower have executed and delivered previously the following agreements ("Modifications") modifying the terms of the Loan, the Note, the Loan Agreement, and/or the Security Documents: (i) Letter of Agreement dated May 28, 1992, (ii) Modification Agreement dated September 22, 1992, (iii) Modification Agreement dated November 27, 1992, and (iv) Letter of Agreement dated February 25, 1993. (The Note, the Loan Agreement, the Security Documents, any arbitration resolution, any environmental certification and indemnity agreement, and all other agreements, documents, and instruments evidencing, securing, or otherwise relating to the Loan, as modified in the Modifications, are sometimes referred to individually and collectively as the "Loan Documents". Hereinafter, "Note", "Loan Agreement", and "Security Documents", shall be such documents as modified in the Modifications. All other capitalized terms used herein and not otherwise defined shall have the meanings given to such terms in the Loan Agreement).

      D.          Borrower  has  requested that  Bank modify  the Loan  and the
   Loan  Documents as provided herein.   Bank is willing to  so modify the Loan
   and the Loan Documents, subject to the terms and conditions herein.

   AGREEMENT:
   ---------

   For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Bank agree as follows:


   1. ACCURACY OF RECITALS.
      --------------------

   Borrower acknowledges the accuracy of the Recitals.

   2. MODIFICATION OF LOAN DOCUMENTS.
      ------------------------------

      2.1  The Loan Documents are modified as follows:

                  2.1.1 The maturity date of the Loan and the Note is changed from December 1, 1993 to February 1, 1994. On the maturity date Borrower shall pay to Bank the unpaid principal, accrued and unpaid interest, and all other amounts payable by Borrower under the Loan Documents as modified herein. All commitments of Bank to make loans and advances pursuant to the Loan Documents shall expire on the maturity date as so extended.

      2.2 Each of the Loan Documents is modified to provide that it shall be a default or an event of default thereunder if Borrower shall fail to comply with any of the covenants of Borrower herein or if any representation or warranty by Borrower herein or by any guarantor in any related Consent and Agreement of Guarantor(s) is materially incomplete, incorrect, or misleading as of the date hereof.

      2.3 Each reference in the Loan Documents to any of the Loan Documents shall be a reference to such document as modified herein.

   3. RATIFICATION OF LOAN DOCUMENTS AND COLLATERAL.
      ---------------------------------------------

   The Loan Documents are ratified and affirmed by Borrower and shall remain in full force and effect as modified herein. Any property or rights to or interests in property granted as security in the Loan Documents shall remain as security for the Loan and the obligations of Borrower in the Loan Documents.


   4. BORROWER REPRESENTATIONS AND WARRANTIES.
      ---------------------------------------

   Borrower represents and warrants to Bank:

      4.1 No default or event of default under any of the Loan Documents as modified herein, nor any event, that, with the giving of notice or the passage of time or both, would be a default or an event of default under the Loan Documents as modified herein has occurred and is continuing.

      4.2 There has been no material adverse change in the financial condition of Borrower or any other person whose financial statement has been delivered to Bank in connection with the Loan from the most recent financial statement received by Bank.

      4.3 Each and all representations and warranties of Borrower in the Loan Documents are accurate on the date hereof.

      4.4 Borrower has no claims, counterclaims, defenses, or set-offs with respect to the Loan or the Loan Documents as modified herein.

      4.5 The Loan Documents as modified herein are the legal, valid, and binding obligation of Borrower, enforceable against Borrower in accordance with their terms.

      4.6 Borrower is validly existing under the laws of the State of its formation or organization and has the requisite power, and authority to execute and deliver this Agreement and to perform the Loan Documents as modified herein. The execution and delivery of this Agreement and the performance of the Loan Documents as modified herein have been duly authorized by all requisite action by or on behalf of Borrower. This Agreement has been duly executed and delivered on behalf of Borrower.

   5. BORROWER COVENANTS.
      ------------------

   Borrower covenants with Bank:

      5.1 Borrower shall execute, deliver, and provide to Bank such additional agreements, documents, and instruments as reasonably required by Bank to effectuate the intent of this Agreement.


      5.2 Borrower fully, finally, and forever releases and discharges Bank and its successors, assigns, directors, officers, employees, agents, and representatives from any and all actions, causes of action, claims, debts, demands, liabilities, obligations, and suits, of whatever kind or nature, in law or equity, that Borrower has or in the future may have, whether known or unknown, (i) in respect of the Loan the Loan Documents, or the actions or omissions of Bank in respect of the Loan or the Loan Documents and (ii) arising from events occurring prior to the date of this Agreement.

      5.3 Contemporaneously with the execution and delivery of this Agreement, Borrower has paid to Bank:

                  5.3.1 All accrued and unpaid interest under the Note and all amounts, other than interest and principal, due and payable by Borrower under the Loan Documents as of the date hereof.

                  5.3.2 All the internal and external costs and expenses incurred by Bank in connection with this Agreement (including, without limitation, inside and outside attorneys, appraisal, appraisal review, processing, title, filing, and recording costs, expenses, and fees).

   6. EXECUTION AND DELIVERY OF AGREEMENT BY BANK.
      -------------------------------------------

   Bank shall not be bound by this Agreement until (i) Bank has executed and delivered this Agreement, (ii) Borrower has performed all of the obligations of Borrower under this Agreement to be performed contemporaneously with the execution and delivery of this Agreement, (iii) each guarantor(s) of the Loan, if any, has executed and delivered to Bank a Consent and Agreement of Guarantor(s), and (iv) if required by Bank, Borrower and any guarantor(s) have executed and delivered to Bank an arbitration resolution, an environmental questionnaire, and an environmental certification and indemnity agreement.

   7. ENTIRE AGREEMENT, CHANGE, DISCHARGE, TERMINATION OR WAIVER.
      ----------------------------------------------------------

   The Loan Documents as modified herein contain the entire understanding and agreement of Borrower and Bank in respect of the Loan and supersede all prior representations, warranties, agreements, arrangements, and understandings. No provision of the Loan Documents as modified herein may be changed, discharged, supplemented, terminated, or waived except in a writing signed by Bank and Borrower.


   8. BINDING EFFECT.
      --------------

   The Loan Documents as modified herein shall be binding upon, and inure to the benefit of, Borrower and Bank and their respective successors and assigns.

   9. CHOICE OF LAW.
      -------------

   This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona, without giving effect to conflicts of law principles.

   10.  COUNTERPART EXECUTION.
        ---------------------

   This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same document. Signature pages may be detached from the counterparts and attached to a single copy of this Agreement to physically form one document.

   DATED as of the date first above stated.

                                             AMERICAN WESTERN MORTGAGE COMPANY,
                                                         a Colorado corporation


                                             By:/s/ Kenda B. Gonzales
                                                -------------------------------

                                           Name:    Kenda B. Gonzales
                                                -------------------------------

                                          Title:    President
                                                -------------------------------

                                             BANK    ONE,   ARIZONA,    NA,   a
                                             national    banking   association,
                                             formerly   known  as   The  Valley
                                             National Bank of Arizona

                                             By:/s/ Rhonda R. Williams
                                                -------------------------------

                                           Name:    Rhonda R. Williams
                                                -------------------------------

                                          Title:    Corporate Officer
                                                -------------------------------


                       CONSENT AND AGREEMENT OF GUARANTOR(S)
                       -------------------------------------


   With respect to the Modification Agreement, dated November 19, 1993 ("Agreement"), between American Western Mortgage Company, a Colorado corporation ("Borrower") and Bank One, Arizona, NA, a national banking association, formerly known as The Valley National Bank of Arizona, ("Bank"), the undersigned (individually and, if more than one, collectively "Guarantor") agrees for the benefit of Bank as follows:

        1. Guarantor acknowledges (i) receiving a copy of and reading the Agreement, (ii) the accuracy of the Recitals in the Agreement, and (iii) the effectiveness of (A) the Guaranty, dated November 27, 1992 ("Guaranty"), by the undersigned for the benefit of Bank, as modified herein, and (B) any other agreements, documents, or instruments securing or otherwise relating to the Guaranty, (including, without limitation, any arbitration resolution and any environmental certification and indemnity agreement previously executed and delivered by the undersigned), as modified herein. The Guaranty and such other agreements, documents, and instruments, as modified herein, are referred to individually and collectively as the "Guarantor Documents".

        2. Guarantor consents to the modification of the Loan Documents and all other matters in the Agreement.

        3. Guarantor fully, finally, and forever releases and discharges Bank and its successors, assigns, directors, officers, employees, agents, and representatives from any and all actions, causes of action, claims, debts, demands, liabilities, obligations, and suits of whatever kind or nature, in law or equity, that Guarantor has or in the future may have, whether known or unknown, (i) in respect of the Loan, the Loan Documents, the Guarantor Documents, or the actions or omissions of Bank in respect of the Loan, the Loan Documents, or the Guarantor Documents and (ii) arising from events occurring prior to the date hereof.

        4. Guarantor agrees that all references, if any, to the Note, the Loan Agreement, the Deed of Trust, the Security Documents, and the Loan Documents in the Guarantor Documents shall be deemed to refer to such agreements, documents, and instruments as modified by the Agreement.


        5. Guarantor reaffirms the Guarantor Documents and agrees that the Guarantor Documents continue in full force and effect and remain unchanged, except as specifically modified by this Consent and Agreement of Guarantor(s). Any property or rights to or interests in property granted as security in the Guarantor Documents shall remain as security for the Guaranty and the obligations of Guarantor in the Guaranty.

        6. Guarantor agrees that the Loan Documents, as modified by the Agreement, and the Guarantor Documents, as modified by this Consent and Agreement of Guarantor(s), are the legal, valid, and binding obligations of Borrower and the undersigned, respectively, enforceable in accordance with their terms against Borrower and the undersigned, respectively.

        7. Guarantor agrees that Guarantor has no claims, counterclaims, defenses, or offsets with respect to the enforcement against Guarantor of the Guarantor Documents.

        8. Guarantor represents and warrants that there has been no material adverse change in the financial condition of any Guarantor from the most recent financial statement received by Bank.

        9. Guarantor agrees that this Consent and Agreement of Guarantor(s) may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same document. Signature and acknowledgement pages may be detached from the counterparts and attached to a single copy of this Consent and Agreement of Guarantor(s) to physically form one document.

   DATED as of the date of the Agreement.

                                                 CONTINENTAL   HOMES,  INC.,  a
                                                 Delaware corporation

                                                 By:/s/ Kenda B. Gonzales
                                                    ---------------------------
                                                 Name:   Kenda B. Gonzales
                                                      -------------------------
                                                 Title:Financial Vice President
                                                       ------------------------


                                                 CONTINENTAL    HOMES   HOLDING
                                                 CORP.,a Delaware corporation

                                                 By:/s/ Kenda B. Gonzales
                                                    ---------------------------
                                                 Name:  Kenda B. Gonzales
                                                      -------------------------
                                                 Title: Secretary and Treasurer
                                                       ------------------------

                                                "Guarantors"

   State of _________                           )
                                                ) ss.
   County of ________                           )

   The above instrument was acknowledged before me this ______ day of ______________________, 19___, by _____________________
   the_______________________________of  CONTINENTAL  HOMES,  INC., a  Delaware
   corporation on behalf of the corporation.


   My commission expires:

   ______________________                       _______________________________
                                                Notary Public




   State of _________                           )
                                                ) ss.
   County of ________                           )

   The above instrument was acknowledged before me this ______ day of ______________________, 19___, by _____________________
   the_______________________________of CONTINENTAL HOMES HOLDING CORP., a Delaware corporation on behalf of the corporation.


   My commission expires:

   ______________________                       _______________________________
                                                Notary Public