Form 10-Q/A
period 1993-08-31
CONTINENTAL HOMES HOLDING CORP
filed 1994-03-30
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-Q/A-2
   ____________________________________________________________________________

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1993

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

             YES   X                                           No
                 -----                                            -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
        Class of Common Stock                                September 30, 1993
        ---------------------                                ------------------
           $.01 per value                                         5,218,195
                                                             ------------------
   ____________________________________________________________________________

                          CONTINENTAL HOMES HOLDING CORP.


                                     FORM 10-Q
                               FOR THE QUARTER ENDED
                                  AUGUST 31, 1993


                                 TABLE OF CONTENTS




   PART I.  FINANCIAL INFORMATION                                          Page

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of August 31, 1993
               and May 31, 1993  . . . . . . . . . . . . . . . . . . . . . .  3

             Consolidated Statements of Income for the three
               months ended August 31, 1993 and 1992 . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for the three
               months ended August 31, 1993 and 1992 . . . . . . . . . . . .  5

             Notes to unaudited Consolidated Financial
               Statements  . . . . . . . . . . . . . . . . . . . . . . . . .  6

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                       August 31,     May 31,
                                                          1993         1993
                                                       ----------     -------
   ASSETS                                                    (In thousands)
   Homebuilding:
      Cash                                              $ 13,588     $ 11,552
      Receivables                                          7,163        8,648
      Homes, lots and improvements in production         167,235      142,589
      Property and equipment, net                          1,736          667
      Prepaid expenses and other assets                    9,359        7,107
      Excess of cost over related net assets acquired      7,167        2,235
      Investment in unconsolidated joint ventures          4,539           --
                                                        --------     --------
                                                         210,787      172,798
                                                        --------     --------
   Mortgage banking and title operations:
      Mortgage loans held for sale                        16,326        8,825
      Mortgage loans held for long-term
        investment, net                                   29,065        5,003
      Other assets                                         1,343          899
                                                        --------     --------
                                                          46,734       14,727
                                                        --------     --------
      Total assets                                      $257,521     $187,525
                                                        ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Homebuilding:
      Accounts payable and other liabilities            $ 30,273     $ 21,059
      Notes payable, senior and convertible debt         122,949      106,183
      Deferred income taxes                                1,930         ( 89)
                                                        --------     --------
                                                         155,152      127,153
                                                        --------     --------
   Mortgage banking and title operations:
      Notes payable                                        8,617        3,500
      Bonds payable                                       29,547        5,104
      Other                                                3,298          218
                                                        --------     --------
                                                          41,462        8,822
                                                        --------     --------
      Total liabilities                                  196,614      135,975
                                                        --------     --------

   Commitments and contingencies

   Stockholders' equity
      Series A Preferred stock, $.01 par value:
        Authorized - 2,000,000 shares
        Issued - 200 shares                                6,111           --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued - 5,376,500 shares                             54           54
      Treasury stock, at cost - 161,555 and
        187,055 shares                                      (363)        (631)
      Capital in excess of par value                      25,033       25,033
      Retained earnings                                   30,072       27,094
                                                        --------     --------

      Total stockholders' equity                          60,907       51,550
                                                        --------     --------

      Total liabilities and stockholders' equity        $257,521     $187,525
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

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                       (In thousands, except per share data)

                                                          Three months ended
                                                              August 31,
                                                          -------------------
                                                              1993      1992
                                                              ----      ----
   REVENUES

      Home sales                                           $ 76,924  $ 50,680
      Land sales                                                254       130
      Mortgage banking                                        1,045       632
      Other income, net                                         177       157
                                                           --------  --------
        Total revenues                                       78,400    51,599
                                                           --------  --------
   COSTS AND EXPENSES

   Homebuilding:
      Cost of home sales                                     62,665    41,118
   Cost of land sales                                           342       174
   Selling, general and
        administrative expenses                               7,687     5,336
   Interest, net                                              1,157     1,171
   Mortgage banking and title operations:
      Selling, general and
        administrative expenses                                 703       364
      Interest, net                                              35       (42)
                                                           --------  --------
        Total costs and expenses                             72,589    48,121
                                                           --------  --------
   Equity in loss of unconsolidated
     joint ventures                                             (10)     (196)
                                                           --------  --------

   Income before income taxes                                 5,801     3,282
   Income taxes                                               2,564     1,312
                                                           --------  --------

   Net income                                              $  3,237  $  1,970
                                                           ========  ========
   Earnings per common share                               $    .62  $    .39

   Earnings per common share
     assuming full dilution                                $    .53  $    .36

   Cash dividend per share                                 $    .05  $    .05

   Weighted average number of
     shares outstanding                                   5,194,877 5,101,896
                                                          ========= =========


   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                            Three months ended
                                                                August 31,
                                                            ------------------
                                                              1993       1992
                                                              ----       ----
                                                              (In thousands)
   Cash flows from operating activities:
      Net income                                          $  3,237   $  1,970
        Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                        458        263
          Increase in deferred income taxes                    164        871
      Decrease (increase) in assets
        Homes, lots and improvements in production           3,279     (2,708)
        Receivables                                         10,090      3,904
        Prepaid expenses and other assets                      178     (2,230)
      Increase (decrease) in liabilities
        Accounts payable and other liabilities               2,411     (1,297)
                                                          --------   --------
      Net cash provided by operating activities             19,817        773
                                                          --------   --------

   Cash flows from investing activities:
      Net additions of property and equipment                  (66)        (9)
      Cash advanced to unconsolidated joint ventures            --       (151)
      Cash received from unconsolidated joint ventures         148         --
      Cash paid for Milburn Investments, Inc.
        and Subsidiaries, net of cash acquired              (7,068)        --
                                                          --------   --------
      Net cash used by investing activities                 (6,986)      (160)
                                                          --------   --------

   Cash flows from financing activities:
      Decrease in notes payable to financial
        institutions                                        (9,521)   (41,247)
      Retirement of bonds payable                           (1,283)    (1,039)
      Issuance of 12% Senior Notes                              --     71,598
      Stock options exercised                                  268         13
      Dividends paid                                          (259)      (254)
                                                          --------   --------
      Net cash provided (used) by financing activities     (10,795)    29,071
                                                          --------   --------
      Net increase in cash                                   2,036     29,684
      Cash at beginning of period                           11,552      5,070
                                                          --------   --------
      Cash at end of period                               $ 13,588   $ 34,754
                                                          ========   ========

   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest, net of amounts capitalized              $  1,734   $  1,644
        Income taxes                                      $    135   $     --

   Supplemental schedule of non-cash investing and financing activities:

      On July 29, 1993, the Company acquired Milburn Investments, Inc. and Subsidiaries. Non-cash consideration paid included the issuance of $6.3 million of Series A preferred stock. As a result of the acquisition, the Company recorded additional assets of $96,733,000 (primarily homes, lots and improvements in production and mortgage related assets) and liabilities of $70,433,000 (primarily notes payable to financial institutions and mortgage related debt).

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

        The results of operations for the three months ended August 31, 1993 are not necessarily indicative of the results to be expected for the full year.

   Note 2.   Interest Capitalization

        The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $1,953,000 and $1,466,000 and expensed as a component of cost of goods sold $1,679,000 and $1,658,000 in the three months ended August 31, 1993 and 1992, respectively.

   Note 3.   Notes Payable, Senior and Subordinated Debt

        Notes payable, senior and convertible debt for homebuilding consist of:

                                              August 31,        May 31,
                                                 1993            1993
                                             -----------        -------
                                                   (In thousands)
   12% senior notes, due 1999, net of
     discount of $719 and $752                 $ 74,281         $74,248
   6-7/8% convertible subordinated notes,
     due 2002, net of discount of $2,975
     and $3,065                                  32,025          31,935
   Notes payable                                 16,643              --
                                               --------        --------
                                               $122,949        $106,183
                                               ========        ========


                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

   Note 4.   Interest, Net

        Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                                                Three months ended
                                                    August 31,
                                                ------------------
                                                    1993      1992
                                                    ----      ----
                                                   (In thousands)
   Interest expense, homebuilding                 $1,320    $1,248
   Interest income, homebuilding                    (163)      (77)
                                                  ------    ------
                                                   1,157    $1,171
   Interest expense, mortgage banking             $  513    $  397
   Interest income, mortgage banking                (478)     (439)
                                                  ------    ------
                                                  $   35    $  (42)
                                                  ======    ======

   Note 5.   Acquisition of Milburn Investments, Inc.

        On  July   29,  1993,  the  Company   completed  the  acquisition  (the
   "Acquisition") of 100% of the Common Stock of Milburn Investments, Inc. ("Milburn"), for approximately $26.3 million. The consideration consisted of approximately $20 million in cash and $6.3 million in Series A Preferred Stock issued by the Company.

        The following unaudited pro forma combined financial data give effect to the Milburn Acquisition as if it had occurred on the first day of each period. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Milburn. This information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Milburn Acquisition had been effected during the periods presented. The pro forma financial information is based on the purchase method of accounting for the Milburn Acquisition and reflects adjustments to record the profit of acquired inventories, amortize the non-compete agreement and the excess purchase price over the underlying value of net assets acquired, reflect the additional interest on acquisition indebtedness assumed and adjust income taxes for the pro forma adjustments.

                                                Three months ended
                                                     August 31,
                                                ------------------
                                                 1993         1992
                                                 ----         ----

                                                   (In thousands)
   Total revenues                             $97,646      $71,799
   Net income                                   3,678        3,049
   Earnings per common share                      .71          .60
   Earnings per common share
     assuming full dilution                       .60          .52



                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CONTINENTAL HOMES HOLDING CORP.


   Date:  March 29, 1994                        By:  /s/ Kenda B. Gonzales
                                                     --------------------------
                                                     KENDA B. GONZALES
                                                     Secretary and Treasurer
                                                     (Chief Financial Officer)

   Date:  March 29, 1994                        By:  /s/ Donald R. Loback
                                                     --------------------------
                                                     DONALD R. LOBACK
                                                     Co-Chief Executive Officer