Form 10-Q/A
period 1993-11-30
CONTINENTAL HOMES HOLDING CORP
filed 1994-03-30
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                   FORM 10-Q/A-1
   ___________________________________________________________________________

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
        Authorized - 20,000,000 shares
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
                                             ========     ========


                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)
   Note 4.   Interest, Net

        Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                              Three months ended  Six months ended
                                 November 30,       November 30,
                              ------------------- ----------------
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

        The following unaudited pro forma combined financial data give effect to the Milburn Acquisition as if it had occurred on the first day of each period. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Milburn. This information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Milburn Acquisition had been effected during the periods presented. The pro forma financial information is based on the purchase method of accounting for the Milburn Acquisition and reflects adjustments to record the profit of acquired inventories, amortize the non-compete agreement and the excess purchase price over the underlying value of net assets acquired, reflect the additional interest on acquisition indebtedness assumed and adjust income taxes for the pro forma adjustments.
                                                     Six Months ended
                                                       November 30,
                                                     ----------------
                                                     1993       1992
                                                     ----       ----

                                                      (In thousands)
   Total revenues                                $187,763   $142,210
   Net income                                       6,905      3,733
   Earnings per common share                         1.27        .73
   Earnings per common share
     assuming full dilution                          1.09        .68


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