Form 10-Q
period 1994-02-28
CONTINENTAL HOMES HOLDING CORP
filed 1994-03-30
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
   ____________________________________________________________________________

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1994

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

             YES   X                                      No
                 -----                                       -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
        Class of Common Stock                               February 28, 1994
        ---------------------                               ------------------
           $.01 par value                                         6,961,970
   ____________________________________________________________________________

                          CONTINENTAL HOMES HOLDING CORP.


                                     FORM 10-Q
                               FOR THE QUARTER ENDED
                                 FEBRUARY 28, 1994


                                 TABLE OF CONTENTS




   PART I.  FINANCIAL INFORMATION                                          Page

     Item 1. Financial Statements:

             Consolidated Balance Sheets as of February 28, 1994
               and May 31, 1993  . . . . . . . . . . . . . . . . . . . . . .  3

             Consolidated Statements of Income for the three and
               nine months ended February 28, 1994 and 1993  . . . . . . . .  4

             Consolidated Statements of Cash Flows for the nine
               months ended February 28, 1994 and 1993 . . . . . . . . . . .  5

             Notes to unaudited Consolidated Financial
               Statements  . . . . . . . . . . . . . . . . . . . . . . . . .  7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . 10

   PART II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . 15

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                      February 28,    May 31,
                                                          1994         1993
                                                      ------------    -------
   ASSETS                                                   (In thousands)
   Homebuilding:
      Cash                                              $ 12,597     $ 11,552
      Receivables                                          9,105        8,648
      Homes, lots and improvements in production         187,458      142,589
      Property and equipment, net                          1,962          667
      Prepaid expenses and other assets                    9,497        7,107
      Excess of cost over related net assets acquired      7,482        2,235
      Investment in unconsolidated joint ventures          2,270           --
                                                        --------     --------
                                                         230,371      172,798
                                                        --------     --------
   Mortgage banking and title operations:
      Mortgage loans held for sale                        14,614        8,825
      Mortgage loans held for long-term
        investment, net                                   23,097        5,003
      Other assets                                         1,582          899
                                                        --------     --------
                                                          39,293       14,727
                                                        --------     --------
      Total assets                                      $269,664     $187,525
                                                        ========     ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Homebuilding:
      Accounts payable and other liabilities            $ 25,545     $ 21,059
      Notes payable, senior and convertible debt         117,551      106,183
      Deferred income taxes                                2,007         ( 89)
                                                        --------     --------
                                                         145,103      127,153
                                                        --------     --------
   Mortgage banking and title operations:
      Notes payable                                        4,530        3,500
      Bonds payable                                       23,837        5,104
      Other                                                1,554          218
                                                        --------     --------
                                                          29,921        8,822
                                                        --------     --------
      Total liabilities                                  175,024      135,975
                                                        --------     --------

   Commitments and contingencies

   Stockholders' equity
      Preferred stock, $.01 par value:
        Authorized - 2,000,000 shares
        Issued - None                                         --           --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued - 7,080,900 and 5,376,500 shares               71           54
      Treasury stock, at cost - 118,930 and
        187,055 shares                                       (93)        (631)
      Capital in excess of par value                      59,244       25,033
      Retained earnings                                   35,418       27,094
                                                        --------     --------

      Total stockholders' equity                          94,640       51,550
                                                        --------     --------
      Total liabilities and stockholders' equity        $269,664     $187,525
                                                        ========     ========

   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                       (In thousands, except per share data)

                                       Three months ended     Nine months ended
                                          February 28,           February 28,
                                       ------------------     -----------------
                                          1994      1993       1994     1993
                                          ----      ----       ----     ----
   REVENUES

      Home sales                       $ 72,647  $ 45,442  $237,273  $144,213
      Land sales                            260        45       680     3,227
      Mortgage banking                    1,344       425     4,209     1,696
      Other income, net                     415      (207)    1,021        99
                                       --------  --------  --------  --------

        Total revenues                   74,666    45,705   243,183   149,235
                                       --------  --------  --------  --------

   COSTS AND EXPENSES

   Homebuilding:
      Cost of home sales                 59,344    36,360   193,602   116,212
      Cost of land sales                    291        64       718     3,399
      Selling, general and
        administrative expenses           8,141     4,881    25,913    15,428
      Interest, net                         748     1,505     3,267     4,290
   Mortgage banking and title
     operations:
      Selling, general and
        administrative expenses           1,380       394     3,408     1,144
      Interest, net                         (26)       45        (7)       (9)
                                       --------  --------  --------  --------

        Total costs and expenses         69,878    43,249   226,901   140,464
                                       --------  --------  --------  --------

   Equity in loss of unconsolidated
     joint ventures                         (26)       --       (58)     (332)
                                       --------  --------  --------  --------

   Income before income taxes             4,762     2,456    16,224     8,439
   Income taxes                           2,035       980     7,033     3,378
                                       --------  --------  --------  --------

   Net income                          $  2,727  $  1,476  $  9,191  $  5,061
                                       ========  ========  ========  ========

   Earnings per common share           $    .39  $    .29  $   1.55  $    .99

   Earnings per common share
     assuming full dilution            $    .37  $    .28  $   1.38  $    .94

   Cash dividend per share             $    .05  $    .05  $    .15  $    .15

   Weighted average number of
     shares outstanding               6,953,734 5,169,407 5,946,950 5,128,354
                                      ========= ========= ========= =========


   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                             Nine months ended
                                                                February 28,
                                                             -----------------
                                                              1994       1993
                                                              ----       ----
                                                               (In thousands)
   Cash flows from operating activities:
      Net income                                          $  9,191   $  5,061
        Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                      1,711      1,180
          Increase (decrease) in deferred income taxes         241       (479)
      Decrease (increase) in assets
        Homes, lots and improvements in production         (10,662)   (13,426)
        Receivables                                         15,988      9,082
        Prepaid expenses and other assets                   (2,662)     1,560
      Increase in liabilities
        Accounts payable and other liabilities              (3,859)    (1,687)
                                                          --------   --------
      Net cash provided by operating activities              9,948      1,291
                                                          --------   --------

   Cash flows from investing activities:
      Net additions of property and equipment                 (383)      (105)
      Cash advanced to unconsolidated joint ventures            --     (1,225)
      Cash received from unconsolidated joint ventures       2,417         --
      Cash paid for Milburn Investments, Inc.
        and Subsidiaries, net of cash acquired              (7,042)        --
      Cash paid for Aspen Homes                             (6,982)        --
                                                          --------   --------
      Net cash used by investing activities                (11,990)    (1,330)
                                                          --------   --------

   Cash flows from financing activities:
      Decrease in notes payable to financial
        institutions                                       (17,511)   (48,875)
      Retirement of bonds payable                           (7,101)    (3,453)
      Sale of common stock                                  34,219         --
      Redemption of Series A Preferred Stock                (6,200)        --
      Issuance of 12% Senior Notes                              --     71,598
      Retirement of 12-3/4% Senior Notes                        --    (16,817)
      Stock options exercised                                  538        546
      Dividends paid                                          (867)      (767)
                                                          --------   --------
      Net cash provided (used) by financing activities       3,087      2,232
                                                          --------   --------
      Net increase in cash                                   1,045      2,193
      Cash at beginning of period                           11,552      5,070
                                                          --------   --------
      Cash at end of period                               $ 12,597   $  7,263
                                                          ========   ========

   The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                    (CONTINUED)


   Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest, net of amounts capitalized              $  5,606  $  5,681
        Income taxes                                      $  9,644  $  3,650

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

        The results of operations for the three and nine months ended February 28, 1994 are not necessarily indicative of the results to be expected for the full year.

   Note 2.   Interest Capitalization

        The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $6,016,000 and $4,283,000 and expensed as a component of cost of goods sold $5,527,000 and $4,646,000 in the nine months ended February 28, 1994 and 1993, respectively.


                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)

   Note 3.   Notes Payable, Senior and Subordinated Debt

        Notes payable, senior and convertible debt for homebuilding consist of:

                                           February 28,    May 31,
                                               1994         1993
                                           ------------    -------
                                                (In thousands)
   12% senior notes, due 1999, net of
     discount of $654 and $752               $ 74,346     $ 74,248
   6-7/8% convertible subordinated notes,
     due 2002, net of discount of $2,795
     and $3,065                                32,205       31,935
   Notes payable                               11,000           --
                                             --------     --------
                                             $117,551     $106,183
                                             ========     ========

   Note 4.   Interest, Net

        Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                                Three months ended  Nine months ended
                                   February 28,         February 28,
                                ------------------   ----------------
                                   1994      1993        1994     1993
                                   ----      ----        ----     ----
                                             (In thousands)
   Interest expense,
     homebuilding                $   805   $ 1,570    $ 3,442  $ 4,607
   Interest income,
     homebuilding                    (57)      (65)      (175)    (317)
                                 -------   -------    -------  -------
                                 $   748   $ 1,505    $ 3,267  $ 4,290
                                 =======   =======    =======  =======
   Interest expense, mortgage
     banking                     $   780   $   330    $ 2,164  $ 1,076
   Interest income, mortgage
     banking                        (806)     (285)    (2,171)  (1,085)
                                 -------   -------    -------  -------
                                 $   (26)  $    45    $    (7) $    (9)
                                 =======   =======    =======  =======

   Note 5. Acquisition of Milburn Investments, Inc. and Aspen Homes ( t h e "Acquisitions")

        On July 29, 1993, the Company completed the acquisition of 100% of the Common Stock of Milburn Investments, Inc. ("Milburn"), for approximately $26.3 million ("Milburn Acquisition"). The consideration consisted of approximately $20 million in cash and $6.3 million in Series A Preferred Stock issued by the Company. On November 4, 1993 the Company redeemed the Series A Preferred Stock. On January 28, 1994, the Company acquired the operations of Aspen Homes ("Aspen") for total cash consideration of $6,982,000.

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

                                                Nine Months ended
                                                   February 28,
                                                -----------------
                                                1994         1993
                                                ----         ----

                                                  (In thousands)
   Total revenues                           $262,429     $205,587
   Net income                                  9,632        5,813
   Earnings per common share                    1.62         1.13
   Earnings per common share
     assuming full dilution                     1.43         1.05

                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                      ITEM 2.
                                      -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                FINANCIAL CONDITION

   Results of Operations
   ---------------------
     Homebuilding

        The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                 Quarters ended     Nine months ended
                                  February 28,         February 28,
                                ----------------    -----------------
                                1994        1993       1994      1993
                                ----        ----       ----      ----
   Units delivered                604        402      2,013     1,290
   Average sales price       $120,276   $113,040   $117,870  $111,793
   Revenue from homes
     sales (000's)           $ 72,647   $ 45,442   $237,273  $144,213
   Percentage increase
     from prior year             59.9 %     32.4 %     64.5%     25.8%
   Change due to volume          50.3 %     29.7 %     56.0%     25.0%
   Change due to average
     sales price                  9.6 %      2.7 %      8.5%       .8%

        The volume increase in the quarter ended February 28, 1994 compared to the same period in the prior year was attributable to the Texas operations. Without Texas, the Company's unit volume was 6.2% less during the quarter than in the same quarter last year. The volume increase in the nine months ended February 28, 1994 compared to the nine months ended February 28, 1993 was attributable to the Texas operations, improved housing markets in the Phoenix and Denver areas and increased deliveries in California as a result of the Company's aggresive marketing in that location. The increase in average sales price was primarily due to deliveries in California, most of which were in the move-up market. The quarter ended February 28, 1994 results include an aggregate of 227 deliveries from Milburn and Aspen with an average sales price of $105,400 per home, resulting in incremental revenue of $23,917,000.

        The following table summarizes information related to the Company's backlog at the dates indicated:

                                           February 28,
                               ------------------------------------
                                       (Dollars in thousands)
                                     1994                 1993
                                     ----                 ----
                               Units   Dollars      Units   Dollars
                               -----   -------      -----   -------
   Phoenix                       678  $ 84,418        658  $ 69,703
   Texas                         309    33,852         --        --
   Denver                         94    16,837         56     8,163
   California                     25     6,850         28     7,139
                               -----  --------      -----  --------
        Total backlog          1,106  $141,957        742  $ 85,005
                               =====  ========      =====  ========

   Average price per unit                 $128                 $115
                                      ========             ========

        The increase in backlog at February 28, 1994 in Phoenix and Denver was due to the improved housing markets in both locations, which the Company believes resulted primarily from improved economic conditions in these markets and lower mortgage interest rates. The aggregate sales value of new contracts signed increased 70% in the three months ended February 28, 1994 as a result of the Acquisitions to $94,623,000 representing 754 homes (including $32,372,000 in Texas representing 294 homes) as compared with $55,694,000 representing 501 homes for the three months ended February 28, 1993. Significant volume increases in earlier quarters resulted in the Company selling out of several subdivisions in Phoenix faster than anticipated. This resulted in fewer homes available for sale in Phoenix in the third fiscal quarter of 1994 compared to the same period in fiscal 1993. The Company will have additional new subdivisions opening in Phoenix in the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995.

        The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:



                                   Quarters ended February 28,            Nine months ended Feburary 28,
                                   ---------------------------            ------------------------------
                                     1994                 1993                1994                1993
                                     ----                 ----                ----                ----
                             Dollars     %       Dollars     %       Dollars      %      Dollars      %
                             -------    ---      -------    ---      -------     ---     -------     ---

                                                         (Dollars in thousands)

   Revenue from home sales  $ 72,647   100.0%   $ 45,442   100.0%   $237,273   100.0%   $144,213   100.0%
   Cost of homes sales        59,344    81.7      36,360    80.0     193,602    81.6     116,212    80.6
                            --------   -----    --------   -----    --------   -----    --------   -----
   Gross profit               13,303    18.3       9,082    20.0      43,671    18.4      28,001    19.4
   SG&A expenses               8,141    11.2       4,881    10.7      25,913    10.9      15,428    10.7
                            --------   -----    --------   -----    --------   -----    --------   -----
   Operating income
     from homebuilding         5,162     7.1       4,201     9.3      17,758     7.5      12,573     8.7
   Interest, net                 748     1.0       1,505     3.3       3,267     1.4       4,290     3.0
                            --------   -----    --------   -----    --------   -----    --------   -----
   Pre-tax profit
     from homebuilding      $  4,414     6.1%   $  2,696     6.0%     14,491     6.1%   $  8,283     5.7%
                            ========   =====    ========   =====    ========   =====    ========   =====


        Gross profit from home sales was 18.3% (20.9% excluding California operations) for the three months ended February 28, 1994 compared to 20.0% (21.4% excluding California operations) for the corresponding fiscal 1993 period. For the three months ended February 28, 1994, the gross profit on the Texas deliveries was 19.2% (20.8% before purchase accounting adjustments). Gross profit from home sales was 18.4% (20.8% excluding California operations) for the nine months ended February 28, 1994 compared to 19.4% (20.8% excluding California operations) for the nine months ended February 28, 1993. The Southern California market remains very weak due to difficult economic conditions, concerns about home values and low consumer confidence. Accordingly, the Company has aggressively marketed its California homes by offering sales incentives and discounts. California's depressed market will continue to have a negative impact on the Company's earnings since volume is not sufficient to offset general and administrative expenses and interest which is expensed and not capitalized.

        The increase in total SG&A expenses for the quarter and nine months ended February 28, 1994 was due to higher variable marketing costs (primarily sales commissions and model furniture amortization) due to the increase in the number of homes delivered, higher salaries and higher customer service costs. In addition, the current fiscal quarter and nine months included $3,257,000 and $7,529,000, respectively of SG&A expenses from Texas and $195,000 and $455,000, respectively related to the amortization of the excess of cost over related net assets acquired. SG&A expenses for each home delivered were $13,478 and $12,142 in the third quarter of fiscal 1994 and 1993, respectively and $12,872 and $11,960 in the first nine months of fiscal 1994 and 1993, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $9,668,000 and $29,647,000 for the three and nine months ended February 28, 1994 compared to $4,878,000 and $15,007,000 for the corresponding fiscal 1993 periods.

        The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $2,960,000 and $9,458,000 for the three and nine months ended February 28, 1994 respectively compared to $3,021,000 and $8,888,000 for the three and nine months ended February 28, 1993, respectively. Interest, net for homebuilding was $748,000 and $1,505,000 for the three months ended February 28, 1994 and 1993, respectively. For the nine month period ended February 28, 1994, interest, net for homebuilding was $3,267,000 compared with $4,290,000 for the nine months ended February 28, 1993.

        The Company's pre-tax profit from homebuilding (excluding unconsolidated joint ventures) for the nine months ended February 28, 1994 was $14,491,000 compared to $8,283,000 for the corresponding period ended February 28, 1993. The increase in pre-tax profit was due primarily to greater deliveries in Phoenix and Milburn's results which contributed $3,529,000 of pre-tax profit.

   Mortgage Banking

        The Company's mortgage banking operations are conducted through its wholly-owned subsidiaries American Western Mortgage Company ("AWMC") in Arizona and Miltex Management, Inc. ("MMI") in Texas. The following table summarizes operating information for the Company's mortgage banking operations:
                                         Quarters ended      Nine months ended
                                           February 28,         February 28,
                                        -----------------    ------------------
                                          1994       1993       1994       1993
                                          ----       ----       ----       ----
                                                  (Dollars in thousands)
   Number of loans originated              579        208      1,751        734

   Loan origination fees                $  498     $  188     $1,529     $  639
   Sale of servicing and
      marketing gains                      760        150      2,382        798
   Other revenue                            86         87        298        259
                                        ------     ------     ------     ------
        Total revenues                   1,344        425      4,209      1,696
   General and administrative
     expenses                            1,082        394      2,779      1,144
                                        ------     ------     ------     ------
   Operating income                     $  262     $   31     $1,430     $  552
                                        ======     ======     ======     ======

        Revenues from mortgage banking operations increased in the quarter and nine months ended February 28, 1994 primarily due to the Acquisitions. The amounts for the quarter ended February 28, 1994 include 378 loan originations and $813,000 and $173,000 of revenues and operating income, respectively, from MMI. The Company retains a portion of the loan servicing and, at February 28, 1994, the servicing portfolio was approximately $59,037,000.

     Consolidated Operations

        Net income was $9,191,000 ($1.55 per share, $1.38 fully diluted) for the nine months ended February 28, 1994 compared to $5,061,000 ($.99 per share, $.94 fully diluted) for the period ended February 28, 1993. The nine months ended February 28, 1994 included $2,998,000 of net income from the results of Texas.

   Liquidity and Capital Resources
   -------------------------------

        The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At February 28, 1994, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $15,000,000. At February 28, 1994, $6,000,000 was outstanding under these credit lines. In connection with the Milburn Acquisition, the Company assumed a $25,000,000 secured revolving line of credit. At February 28, 1994, $5,000,000 was outstanding under this credit line. The Company's revolving lines of credit bear interest at rates ranging from prime plus 1/2% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

        AWMC has a warehouse line of credit for $15,000,000 which is guaranteed by the Company. In addition, MMI has a warehouse line of credit for $10,000,000. Pursuant to the warehouse lines of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At February 28, 1994, no amounts were outstanding under the warehouse lines of credit and the amount of funding drafts that had not been presented for payment was $4,530,000. The Company believes that these lines are sufficient for its mortgage banking operations.

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

        On July 29, 1993 the Company acquired all of the outstanding capital stock of Milburn for approximately $26.3 million ($20 million in cash and $6.3 million of Series A Preferred Stock). On January 28, 1994, the Company acquired the operations of Aspen Homes for total cash consideration of $6,982,000.

        In November, the Company completed a public offering of 1,704,400 shares of Common Stock at $21.50 per share. The net proceeds of the offering (approximately $34,219,000) were used to redeem the Series A Preferred Stock and to reduce temporarily all amounts outstanding under the Company's revolving lines of credit and mortgage banking warehouse lines of credit.

        On March 22, 1994, the Company obtained the consent of the holders of the majority of the outstanding 12% Senior Notes to certain amendments to the Indenture, including to permit the sale of an additional $35,000,000 of Senior Notes. In connection therewith, the Company has agreed to pay a total of $1,102,020 to the holders of the outstanding Notes. The Company agreed to sell the additional Senior Notes at 107% of par and the closing is scheduled for March 31, 1994.


                 CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                      PART II
                                 OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K
             --------------------------------

        (a)  Exhibits:

              4.1 First Supplemental Indenture dated as of March 22, 1994 to the Indenture dated August 1, 1992, between CHHC and First Fidelity Bank, National Association, (formerly First Fidility Bank, National Association) as Trustee.

             10.1 First Modification Agreement dated as of February 25, 1994 between Bank One, Arizona, NA (formerly Valley National Bank of Arizona) and CHHC.

             10.2 Modification and Extension Agreement dated as of January 31, 1994 between Bank One, Arizona, NA (formerly Valley National Bank of Arizona) and AWMC.

             11    Statement of Computation of Earnings Per Share.

        (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 1994.


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

                                                CONTINENTAL HOMES HOLDING CORP.


   Date:  March 29, 1994                        By:  /s/ Kenda B. Gonzales
                                                     --------------------------
                                                     KENDA B. GONZALES
                                                     Secretary and Treasurer
                                                     (Chief Financial Officer)

   Date:  March 29, 1994                        By:  /s/ Donald R. Loback
                                                     --------------------------
                                                     DONALD R. LOBACK
                                                     Co-Chief Executive Officer



                                EXHIBIT INDEX
                                -------------
     Exhibit
     Number                      Description                               Page
     ------                      -----------                               ----

       4.1        First Supplemental Indenture dated as of
                  March 22, 1994 to the Indenture dated
                  August 1, 1992, between CHHC and First
                  Fidelity Bank, National Association,
                  (formerly Fidelity Bank, National
                  Association) as Trustee.

      10.1        First Modification Agreement dated as of

                  February 25, 1994 between Bank One,
                  Arizona, NA (formerly Valley National
                  Bank of Arizona) and CHHC.

      10.2 Modification and Extension Agreement dated as of January 31, 1994 between Bank One,
                  Arizona, NA (formerly Valley National
                  Bank of Arizona) and AWMC.

      11          Statement  of  Computation  of  Earnings   Per
                  Share.