Form 10-K
period 1994-05-31
CONTINENTAL HOMES HOLDING CORP
filed 1994-08-23
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-K
(Mark One)
  [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1994

                                      OR
  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                     to
                         Commission File Number 0-14830

                        CONTINENTAL HOMES HOLDING CORP.

             (Exact name of registrant as specified in its charter)
                             ______________________

       Delaware
(State or other jurisdiction of                            86-0554624
incorporation or organization)           (I.R.S. Employer Identification Number)

                     7001 North Scottsdale Road, Suite 2050
                           Scottsdale, Arizona 85253
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 483-0006
          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                       ---------------------
 Common Stock, par value $.01 per share            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  / X /     NO  /  /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 1994 was $82,192,570. (This calculation assumes that all officers and directors of the Company are affiliates.)

         The number of shares of Common Stock outstanding as of July 29, 1994 was 6,962,770.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Stockholders for the year ended May 31, 1994 are incorporated herein by reference into Part II and portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 30, 1994 are incorporated herein by reference into Part III.

                        CONTINENTAL HOMES HOLDING CORP.
                            FORM 10-K ANNUAL REPORT
                           For the Fiscal Year Ended
                                  May 31, 1994

                               TABLE OF CONTENTS

                                     PART I

                                                                           Page
Item 1.  Business

         General............................................................1
         Land Acquisition and Development...................................1
         Product Lines......................................................2
         Contract Backlog...................................................4
         Marketing..........................................................4
         Construction and Customer Service..................................4
         Mortgage Banking...................................................6
         Competition........................................................6
         Regulation.........................................................7
         Employees..........................................................7

Item 2.  Properties.........................................................8

Item 3.  Legal Proceedings..................................................8

Item 4.  Submission of Matters to a Vote of
         Security Holders...................................................8


                                    Part II

Item 5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters...................................8

Item 6.  Selected Financial Data............................................9

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................9

Item 8.  Financial Statements and Supplementary Data........................9

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.............................9

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................10

Item 11.  Executive Compensation...........................................10


Item 12. Security Ownership of Certain Beneficial
         Owners and Management.............................................10


Item 13. Certain Relationships and Related Transactions....................10

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and
         Reports on Form 8-K...............................................11

                                     Part I

Item 1.  Business

GENERAL

Continental Homes Holding Corp. (the "Company"), a Delaware corporation, was formed in June 1986. The Company designs, constructs and sells single-family homes for the entry-level and move-up buyer in Phoenix, Arizona; Austin and San Antonio, Texas; Denver, Colorado and Southern California. The Company entered the Austin, Texas market in July 1993 through the acquisition of Milburn Investments, Inc., a Texas Corporation, and its related entities (collectively, "Milburn"). In January 1994, the Company acquired the operations of Aspen Homes ("Aspen"), a single family homebuilder in San Antonio, Texas. The Company also offers mortgage banking services in Arizona to its homebuyers and in Texas to its homebuyers and to third parties.

LAND ACQUISITION AND DEVELOPMENT

As of May 31, 1994, the Company operated 14 subdivisions in Phoenix, 13 subdivisions in Austin, four subdivisions in Denver, six subdivisions in San Antonio and two subdivisions in Southern California. The following table summarizes the Company's available lot inventory at May 31, 1994 by location:

                            AVAILABLE LOT INVENTORY

                                                                  Sites
                                                                Available
                                            Homes Under        for Future
                          Total Lots       Construction        Construction
                                      -----------------------  ------------
                          Available   Sold   Specs(1)  Models  Unsold  Sold
                          ---------   ----   -------   ------  ------  ----

Phoenix ..................  3,501      559     228      54     2,560   100

Texas.....................  3,593      328     219      26     3,000    20

Denver....................  1,212       87      21       8     1,083    13

California ...............    234       27      35       6       164     2
                            -----    -----     ---      --     -----   ---

          Total...........  8,540    1,001     503      94     6,807   135
                            =====    =====     ===      ==     =====   ===


(1)      Speculative units are unsold homes under construction.

The Company's objective is to maintain a supply of land to meet anticipated homebuilding requirements for approximately two years. At May 31, 1993 and 1994, the Company had an aggregate of 2,563 and 6,807 unsold lots, respectively, which represents an average of approximately a twenty-nine month inventory based on actual deliveries in fiscal 1994. The Company believes that an adequate supply of undeveloped land is available in Phoenix, Austin and Denver to maintain current levels of homebuilding. The Company employs experienced supervisory personnel who deal directly with independent engineers and contractors in the development process, including land and site planning and constructing site facilities (such as roads, sewers, water and other public facilities and amenities). See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

As of May 31, 1994, the Company also owned 417 acres in Carlsbad, California, located in San Diego County. The master plan for this project, which will result in approximately 780 single- family homes, was approved by the Carlsbad City Council in July 1993. The Company is currently working with various governmental agencies regarding environmental issues with regard to the property. The Company is unable to predict the date on which all additional approvals necessary to commence development will be received, but it is currently actively seeking these additional approvals and will commence development as soon as permissible.

PRODUCT LINES

As of May 31, 1994 the Company had active sales programs in 14 subdivisions in Phoenix, in 13 subdivisions in Austin, in four subdivisions in Denver, in six subdivisions in San Antonio, and in two subdivisions in Southern California. The product line constructed by the Company in a particular subdivision is dependent upon many factors, including the housing generally available in the area, the needs of the particular market and the Company's cost of lots in the subdivision. The Company typically offers between three and twelve floorplans within the same product line in each subdivision and often offers the same models in similar subdivisions. Models are periodically reviewed and updated to reflect changing homebuyer preferences. Both new models and design modifications are developed by Company employees.

Homes sold by the Company typically have three to five bedrooms, two or more bathrooms and at least a two car garage. The Company offers a variety of options and upgrades, including the placement of certain walls, the style of kitchen and bathroom cabinetry, a selection of floor coverings and light fixtures, patios, decks, french doors and fireplaces, which allow homebuyers to customize their homes. Options and upgrades are generally priced to have a positive effect on profit margins.

                                 PRODUCT LINES

                                         Living Area          Base Price Range
                                        (Square Feet)          at May 31, 1994
                                        -------------         ----------------
Phoenix
  Move-up
   single-family......................... 1,636-3,514         $107,300-$182,700
  Entry-level
   single-family......................... 1,287-2,472         $ 87,650-$136,400

Texas
  Move-up
   single-family......................... 1,800-3,428         $119,500-$175,900
  Entry-level
   single-family......................... 1,190-2,576         $ 65,000-$133,300

Denver
  Move-up
   single-family......................... 1,820-2,524         $152,500-$181,600

California
  Move-up
   single-family......................... 2,824-3,713         $335,000-$450,000
  Entry-level
   single-family......................... 2,029-2,909         $159,900-$208,900

                                HOMES DELIVERED

                                                      Years ended May 31,
                                             --------------------------------
                                               1994        1993        1992
                                               ----        ----        ----
Move-up single-family
  Revenues (000's)........................   $128,494    $ 56,293    $ 46,833
  Units ..................................        811         350         282
  Average sales price.....................   $158,400    $160,800    $166,100
Entry-level single-family
  Revenues (000's)........................   $206,615    $143,719    $117,934
  Units ..................................      1,976       1,419       1,187
  Average sales price.....................   $104,600    $101,300    $ 99,400
Townhomes and duplex homes(1)
  Revenues (000's)........................   $  4,922    $   --      $     48
  Units ..................................         44    $   --      $      1
  Average sales price.....................   $111,900    $   --      $ 48,000
Total
  Revenues (000's)........................   $340,031    $200,012    $164,815
  Units ..................................      2,831       1,769       1,470
  Average sale price......................   $120,100    $113,100    $112,100

______________________

(1) The Company currently is not building any townhomes or duplex homes and has no plans to do so in the future.

Fluctuations in the number of homes delivered by product type are generally related to product availability or the introduction of a new product.

CONTRACT BACKLOG

Sales of the Company's homes are made pursuant to standard sales contracts which require a $500 to $2,500 deposit upon signing. The contract is generally cancelable if the customer is unable to obtain a mortgage commitment, usually within 60 days. A sale becomes part of backlog only upon receipt of a signed contract and a deposit. See "Business -- Construction and Customer Service."

As of May 31, 1994, the Company's contract backlog had an aggregate sales value of $147,242,000 and consisted of 1,136 homes. The contract backlog as of May 31, 1993 had an aggregate sales value of $107,499,000 and consisted of 900 homes. The Company anticipates that substantially all of the homes in backlog at May 31, 1994 will close by the end of calendar 1994.

MARKETING

The Company markets its homes to first-time and move-up buyers. Although the Company utilizes the services of independent brokers, approximately 41% of its homes sold in fiscal 1994 were sold by Company commissioned personnel (without the assistance of independent brokers) from sales offices located in furnished model homes in the subdivisions. Even when independent brokers are involved, Company personnel are available to assist prospective buyers by providing them with floorplans, price information, tours of model homes and selection of options. Sales personnel are trained by the Company and attend weekly meetings to be updated on financing availability, construction schedules and marketing and advertising plans. Company sales personnel and independent brokers are generally paid a commission at the time of closing equal to 1 1/2% (2% in Austin) and 3%, respectively, of the sales price of the home. The Company uses radio, newspaper, magazine, billboard displays, special promotional events and, occasionally, television in its marketing program.

The Company builds its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), thereby providing prospective buyers the added benefits of FHA-insured and VA-guaranteed mortgages.

CONSTRUCTION AND CUSTOMER SERVICE

The Company designs and supervises the development and building of its projects. Its homes generally are designed to promote efficient use of space and building materials and to minimize construction costs and time. The construction period for the Company's homes during fiscal 1994 ranged from 100 to 180 days in Phoenix, from 75 to 120 days in Texas, from 120 to 180 days in Denver and from 100 to 150 days in Southern California.

The actual construction is performed for a fixed price by independent subcontractors, who are generally selected on a competitive basis. All stages of construction are supervised by the Company's on-site superintendents who coordinate the activities of subcontractors, subject their work to quality and cost controls and monitor compliance with zoning and building codes. The Company's management information systems also assist the Company in controlling the costs of construction by making information available which allows the Company to monitor subcontractor performance and expenditures. The Company believes its relationships with its subcontractors are good. The Company is not, and does not anticipate, experiencing a significant shortage of either subcontractors or building materials.

After a home is completed, but prior to closing, a Company employee accompanies the buyer on a home orientation and inspection tour and if any repairs are necessary, they are undertaken by the Company or its subcontractors. The Company provides homebuyers with a one-year warranty on its homes for non-structural defects and a two-year warranty with respect to structural defects. In addition, the Company purchases, in certain locations, builder's liability insurance protection for major structural defects in the third through tenth year.

In Phoenix, Denver and Southern California, the Company constructs homes principally against orders which are evidenced by written contracts and modest escrow deposits. In fiscal 1994, approximately 18% of such contracts have been cancelled, a majority of such cancellations being attributable to the inability of the prospective purchaser to qualify for financing. The Company attempts to limit cancellations by training its sales force to determine the qualification of potential homebuyers at the sales office. The Company classifies a unit as speculative when construction commences on a unit that does not have a written contract. The Company may construct speculative units in order to maintain an inventory for quick delivery or to continue the construction sequence. The majority of the Company's speculative units are less than 50% complete. In order to take advantage of an opportunity in the Phoenix market created by a shortage of homes for quick delivery in that market, the Company has recently increased the number of speculative units under construction in Phoenix. Historically, the Texas market constructs a proportionately larger number of speculative units than the Company's other markets. As a result of such cancellations and construction procedures, at May 31, 1993 and May 31, 1994, the Company had respectively, 184 and 503 (including 219 in Texas) speculative units under construction.

MORTGAGE BANKING

The Company commenced mortgage banking operations in 1986 and all mortgage operations of the Company are currently conducted by American Western Mortgage Company ("AWMC") and Miltex Management, Inc. ("MMI"), which are approved by the FHA and VA as qualified mortgage lenders. For the year ended May 31, 1994, AWMC and MMI provided mortgage financing for more than 59% and 77% of the Company's customers in Phoenix and Austin, respectively.

As mortgage bankers, AWMC and MMI complete the processing of loan applications, perform credit checks, submit applications to mortgage lenders for approval, and originate and sell mortgage loans. AWMC and MMI have $15,000,000 and $10,000,000 warehouse lines of credit, respectively to fund the mortgage loans on an interim basis. AWMC and MMI bear the interest expense and receive the interest income while mortgages are warehoused. Accordingly, depending upon the relative interest rates of such loans and the related mortgages and the extent to which mortgages are financed, AWMC and MMI may have net interest income or expense during the warehouse period.

AWMC and MMI establish their interest rates and terms to facilitate the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by the FHA, VA, GNMA and FNMA. Interest rates are generally established by prevailing market rates, although lower rates may be offered from time to time to remain competitive in certain markets.

Each mortgage originated by AWMC and MMI contains the provision for a servicing fee (which is included as a part of the monthly payment made by the mortgagor) to be paid for the collection of, and accounting for, mortgage payments. This servicing fee provision is a separate interest in the mortgage that may be sold independently of, or together with, the mortgage itself. AWMC began retaining a portion of the servicing portfolio in fiscal 1991 and has continued to do so, although this is not expected to become a material part of the Company's business.

COMPETITION

The single-family residential housing industry is highly competitive, and the Company competes in each of its markets with numerous other national, regional and local homebuilders, some of which have greater resources than the Company. The Company's homes compete on the basis of quality, price, design, mortgage financing terms and location. See "Business -- Operating Strategy." The Company also competes with developers of rental housing units and, to a lesser extent, condominiums.

REGULATION

The housing and mortgage banking industries are subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws and regulations including zoning and density requirements, building, environmental, advertising and consumer credit rules and regulations as well as other rules and regulations in connection with its homebuilding and sales activities. These include requirements as to building materials to be used, building designs and minimum elevation of properties. The Company's homes are inspected by local authorities where required, and homes eligible for insurance or guarantees provided by the FHA and VA, respectively, are subject to inspection by the FHA or VA.

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"), as well as effects of environmental factors. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

The Company's mortgage banking subsidiaries must also comply with various federal and state laws and consumer credit rules and regulations as well as rules and regulations in connection with its mortgage lending activities. Additionally, mortgage loans originated under the FHA, VA, FNMA and GNMA are subject to rules and regulations imposed by such agencies.

EMPLOYEES

At May 31, 1994, the Company and its subsidiaries employed approximately 356 persons, including corporate staff, sales personnel, construction personnel and mortgage and title staff. None of the Company's employees is covered by any collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  PROPERTIES

         The Company's principal offices are located at 7001 North Scottsdale, Road, Suite 2050, Scottsdale, Arizona 85253. The offices, which include approximately 22,000 square feet, are leased for a term expiring March 2001.

Item 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings which it believes would have a material effect on the Company's financial position or operating results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Price Range of Common Stock

Since December 15, 1993 the Company's Common Stock has traded on the New York Stock Exchange (Symbol: CON). Prior to that date, the Company's Common Stock was traded on the American Stock Exchange. The following table sets forth for each period indicated the high and low closing sales prices of the Company's Common Stock and cash dividends paid:
                                                                     Dividends
                                            High          Low        Per Share
                                            ----          ---        ---------
Year Ended May 31, 1993:
         First Quarter..................  $ 13.50      $ 10.00       $  .05
         Second Quarter.................    15.00        10.25          .05
         Third Quarter..................    18.00        13.00          .05
         Fourth Quarter.................    16.75        12.50          .05

Year Ended May 31, 1994:
         First Quarter..................  $ 22.50      $ 13.38       $  .05
         Second Quarter.................    23.75        20.63          .05
         Third Quarter..................    23.88        18.50          .05
         Fourth Quarter.................    21.38        13.88          .05

DIVIDEND POLICY

Declarations of dividends are within the discretion of the Board of Directors and are dependent upon various factors, including the earnings, cash flow, capital requirements and operating and financial condition of the Company. In addition, the Company's ability to pay dividends in excess of current levels is restricted by certain of its loan agreements and its 12% Senior Notes. See Note F of "Notes to Consolidated Financial Statements" of the Company. At August 11, 1994, there were 155 holders of record of the Company's Common Stock.

Item 6.  SELECTED FINANCIAL DATA

         Information relating to this item appears under the caption "Financial Highlights" on the inside cover page of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and the Notes thereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information relating to this item appears under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 12 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information relating to this item appears on pages 13 through 23 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to this item appears in the definitiveProxy Statement for the Company's Annual Meeting of Stockholders to be held on August 30, 1994, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         Information relating to this item is contained in thedefinitive Proxy Statement referred to above in "Item 10.Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to this item is contained in thedefinitive Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to this item is contained in the definitive Proxy Statement referred to above in "Item 10. Directors and Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statement

         The following consolidated financial statements of Continental Homes Holding Corp. and Subsidiaries, included in the Annual Report to Shareholders for the year ended May 31, 1994, are incorporated by reference in Item 8:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets - May 31, 1994 and 1993.

         Consolidated Statements of Income - years ended May 31, 1994, 1993 and 1992.

         Consolidated Statements of Stockholders' Equity - years ended May 31, 1994, 1993 and 1992.

         Consolidated Statements of Cash Flows - years ended May 31, 1994, 1993 and 1992.

         Notes to Consolidated Financial Statements.

(a) 2.   Financial Statement Schedules (filed herewith)

         Report of Independent Public Accountants on Schedules              S-1

         Schedule IX - Short-Term Borrowings                                S-2

         Schedule X - Supplementary Income Statement Information            S-3

         Schedules not listed above have been omitted because they are either not applicable, immaterial or the required information has been given in the financial statements or notes thereto.

(a) 3.       Exhibits

2.1 Stock Purchase Agreement between William O. Milburn and the Company dated July 28, 1993. Incorporated by reference to the Company's report on Form 8-K dated July 29, 1993.

3.1 (a) Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1(a) to Registration Statement No. 33-6797, as filed on June 25, 1986.

3.1 (b) Amendment to Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1(b) to Amendment No. 2 to Registration Statement No. 33-6797, as filed on January 30, 1987.

3.1 (c) Certificate of Second Amendment of the Certificate of Incorporation. Incorporated by reference to Exhibit 3 to the Company's report on Form 10-Q for the quarter ended August 31, 1993.

3.2 By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Registration Statement No. 33-6797, as filed on June 25, 1986.

4.1 Indenture dated as of March 15, 1992 between the Company and Manufacturers and Traders Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the year ended May 31, 1992.

4.2 Indenture dated as of August 1, 1992 between the Company and Fidelity Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended August 31, 1992.

4.3 First Supplemental Indenture dated as of March 22, 1994 to the Indenture dated August 1, 1992, between CHHC and First Fidelity Bank, National Association, (formerly Fidelity Bank, National Association), as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended February 28, 1994.

10.1 (a) Lease Agreement dated August 1, 1990, as amended, for the Company's principal office located at 7001 N. Scottsdale Road, Suite 2050, Scottsdale, Arizona. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-K for the year ended May 31, 1991.


10.1 (b)*    Third Amendment to Lease Agreement dated June 27, 1994 for the
             Company's principal office located at 7001 N. Scottsdale Road,
             Suite 2050, Scottsdale, Arizona.

10.2 (a) The Company's Restated 1986 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 33-6797, as filed on January 30, 1987.

10.2 (b) The Company's 1988 Stock Incentive Plan (As amended and restated July 23, 1992). Incorporated by reference to Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement dated August 3, 1992.

10.3 (a) Amended and Restated Warehousing Credit and Security Agreement dated as of September 26, 1991 between the Valley National Bank of Arizona ("VNB") and AWMC. Incorporated by reference to Exhibit
             10.9 to Registration Statement No. 33-45281, filed on January 24, 1992.

10.3 (b) Modification Agreement dated as of November 27, 1992 between VNB and AWMC. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended November 30, 1992.

10.3 (c) Modification and Extension Agreement dated as of November 22, 1993 between Bank One, Arizona NA (formerly VNB) and AWMC. Incorporated by reference to Exhibit 10 to the Company's report on Form 10-Q for the quarter ended November 30, 1993.

10.3 (d) Modification and Extension Agreement dated as of January 31, 1994 between Bank One, Arizona, NA (formerly VNB) and AWMC. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended February 28, 1994.

10.4 Promissory Note dated November 27, 1992 by AWMC in favor of VNB in the principal amount of up to $15,000,000. Incorporated by reference to Exhibit 4.2 to the Company's report on Form 10-Q for the quarter ended November 30, 1992.

10.5 (a) Loan Agreement dated as of February 25, 1993 between VNB and the Company. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended February

10.5 (b) First Modification Agreement dated as of February 25, 1994 between Bank One, Arizona NA (formerly VNB) and CHHC. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended February 28, 1994.

10.5 (c)*    Second Modification Agreement dated as of March 31, 1994 between
             Bank One, Arizona NA (formerly VNB) and CHHC.

10.6 Promissory Note dated February 25, 1993 by the Company in favor of VNB in the principal amount of $10,000,000. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended February 28, 1993.

10.7         Loan Agreement dated July 28, 1993 between Bank One, Arizona  N.A.
             ("BOAZ") and Milburn Investments, Inc. Incorporated by reference to the Company's report on Form 8-K dated July 29, 1993.

10.8         Promissory Note dated July 28, 1993 by Milburn Investments, Inc.
             in favor of BOAZ in the principal amount of $25,000,000. Incorporated by reference to the Company's report on Form 8-K dated July 29, 1993.

10.9* Mortgage Warehousing Credit and Security Agreement dated May 27, 1994 between Bank One, Arizona NA and Miltex Mortgage of Texas L.P.

10.10* Promissory Note dated May 27, 1994 by Miltex Mortgage of Texas L.P. in favor of Bank One, Arizona NA in the principal amount of up to $10,000,000.

11.*         Statement Re Computation of Per Share Earnings.

13.*        Inside cover page and pages 9 through 23 of the Annual Report to
             Stockholders for the year ended May 31, 1994.

21.*         Subsidiaries of the Company.

23.*         Consent of Arthur Andersen & Co.

_________________________
* Filed herewith.

(b)          Reports on Form 8-K
             There were no reports filed on Form 8-K during the last quarter of the year ended May 31, 1994. The Company filed a report on Form 8-K dated July 29, 1993.

<AUDIT-REPORT>


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To Continental Homes Holding Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Continental Homes Holding Corp.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 17, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index on page 11 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen & Co.


Phoenix, Arizona
  June 17, 1994.

</AUDIT-REPORT>

                        CONTINENTAL HOMES HOLDING CORP.
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (dollars in thousands)

                                                    During the Period
                                          -------------------------------------
Category of                                                            Weighted
Aggregate       Balance  Weighted Average   Maximum       Average      Average
Short-Term      at End    Iterest Rate at   Amount        Amount       Interest
Borrowings(1)  of Period   End of Period  Outstanding  Outstanding(2)  Rate(3)
- - -------------  ---------   -------------  -----------  --------------  --------

May 31, 1994
  Banks           $0          (4)           $20,416        $5,464        6.9%

May 31, 1993
  Banks           $0          (4)           $ 2,847        $  302        6.6%

May 31, 1992
  Banks           $0          (4)           $ 7,662        $3,045        8.0%


(1) Consists of secured and unsecured lines of credit with banks. See Note F to the financial statements on page 20 of the 1994 Annual Report to stockholders, included as Exhibit 13.

(2) Average amount outstanding was computed by averaging total monthly outstanding short-term borrowings.

(3) Monthly weighted average interest rate was computed by averaging the total weighted average interest rates calculated on a monthly basis.

(4)       Amount not calculated due to no amounts outstanding at end of period.

                        CONTINENTAL HOMES HOLDING CORP.
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                Years ended May 31,
                                       ------------------------------------
                                         1994          1993          1992
                                         ----          ----          ----
                                                     (in thousands)
Maintenance and repairs                     (1)           (1)           (1)
Amortization of intangible assets           (1)           (1)           (1)
Taxes other than income taxes
  State sales tax                      $ 3,951       $ 3,379       $ 2,703
  Other taxes                            3,107         2,428         2,038
                                       -------       -------       -------
                                       $ 7,058       $ 5,807       $ 4,741

Royalties                                 None          None          None
Advertising                                 (1)           (1)           (1)

______________________

(1) Amounts are not presented as such amounts are less than 1% of total sales and revenues.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    August 22, 1994                  CONTINENTAL HOMES HOLDING CORP.

                                           By:  /s/ Kathleen R. Wade
                                                --------------------------
                                               Kathleen R. Wade
                                               Co-Chief Executive Officer


                                           By:  /s/ Donald R. Loback
                                                --------------------------
                                                Donald R. Loback
                                                Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Donald R. Loback                                      August 22, 1994
- - ----------------------------                              ----------------
Donald R. Loback                                          Date
Co-Chief Executive
Officer and Director


/s/ Kathleen R. Wade                                      August 22, 1994
- - ----------------------------                              ----------------
Kathleen R. Wade                                          Date
Co-Chief Executive
Officer and Director


/s/ Robert J. Wade                                        August 22, 1994
- - ----------------------------                              ----------------
Robert J. Wade                                            Date
President and Director


/s/ Kenda B. Gonzales                                     August 22, 1994
- - ----------------------------                              ----------------
Kenda B. Gonzales                                         Date
Secretary and Treasurer
Principal Financial
and Accounting Officer


/s/ W. Thomas Hickcox                                     August 22, 1994
- - ----------------------------                              ----------------
W. Thomas Hickcox                                         Date
Director


/s/ Bradley S. Anderson                                   August 22, 1994
- - ----------------------------                              ----------------
Bradley S. Anderson                                       Date
Director


/s/ Jo Ann Rudd                                           August 22, 1994
- - ----------------------------                              ----------------
Jo Ann Rudd                                               Date
Director



/s/ William Steinberg                                     August 22, 1994
- - ----------------------------                              ----------------
William Steinberg                                         Date
Director