Form 10-Q
period 1994-08-31
CONTINENTAL HOMES HOLDING CORP
filed 1994-10-07
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1994

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

          YES  / X /                                           No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
     Class of Common Stock                               September 30, 1994
     ---------------------                               ------------------
        $.01 par value                                         6,962,770

                       CONTINENTAL HOMES HOLDING CORP.


                                  FORM 10-Q
                            FOR THE QUARTER ENDED
                               AUGUST 31, 1994


                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          Page

  Item 1. Financial Statements:

          Consolidated Balance Sheets as of August 31, 1994
            and May 31, 1994  . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income for the three
            months ended August 31, 1994 and 1993 . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows for the three
            months ended August 31, 1994 and 1993 . . . . . . . . . . .  5

          Notes to unaudited Consolidated Financial
            Statements  . . . . . . . . . . . . . . . . . . . . . . . .  6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .  9

PART II.   OTHER INFORMATION

  Item 4. Submission of matters to a vote of Security Holders . . . . . 13

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 13

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                    August 31,     May 31,
                                                       1994         1994
                                                    ----------    --------
ASSETS                                                   (In thousands)
Homebuilding:
   Cash                                              $ 14,672     $ 28,809
   Receivables                                          8,165        9,928
   Homes, lots and improvements in production         229,793      205,369
   Property and equipment, net                          1,916        1,914
   Prepaid expenses and other assets                   14,688       13,621
   Excess of cost over related net assets acquired      6,488        6,743
                                                     --------     --------
                                                      275,722      266,384
                                                     --------     --------
Mortgage banking and title operations:
   Mortgage loans held for sale                        12,319       17,570
   Mortgage loans held for long-term
     investment, net                                   18,687       20,132
   Other assets                                         1,445        1,404
                                                     --------     --------
                                                       32,451       39,106
                                                     --------     --------
   Total assets                                      $308,173     $305,490
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable and other liabilities            $ 36,470     $ 35,179
   Notes payable, senior and convertible debt         144,058      144,048
   Deferred income taxes                                3,100        2,232
                                                     --------     --------
                                                      183,628      181,459
                                                     --------     --------
Mortgage banking and title operations:
   Notes payable                                        1,350        3,439
   Bonds payable                                       19,044       20,832
   Other                                                1,427        1,200
                                                     --------     --------
                                                       21,821       25,471
                                                     --------     --------
   Total liabilities                                  205,449      206,930
                                                     --------     --------
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par value:
     Authorized - 2,000,000 shares
     Issued - None                                         --           --
   Common stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued - 7,080,900 shares                             71           71
   Treasury stock, at cost - 118,130 shares               (83)
                                                                       (83)
   Capital in excess of par value                      59,610       59,610
   Retained earnings                                   43,126       38,962
                                                     --------     --------

   Total stockholders' equity                         102,724       98,560
                                                     --------     --------
   Total liabilities and stockholders' equity        $308,173     $305,490
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

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)

                                                      Three months ended
                                                          August 31,
                                                      ------------------
                                                      1994          1993
                                                      ----          ----
REVENUES

   Home sales                                       $105,100     $ 76,924
   Land sales                                             --          254
   Mortgage banking and title operations               1,866        1,182
   Other income, net                                      77           30
                                                    --------     --------
     Total revenues                                  107,043       78,390
                                                    --------     --------

COSTS AND EXPENSES

Homebuilding:
   Cost of home sales                                 85,617       62,665
   Cost of land sales                                     75          342
   Selling, general and
     administrative expenses                          11,118        7,687
   Interest, net                                         938        1,157
Mortgage banking and title operations:
   Selling, general and
     administrative expenses                           1,439          703
   Interest, net                                        (173)          35
                                                    --------     --------
     Total costs and expenses                         99,014       72,589
                                                    --------     --------
Income before income taxes                             8,029        5,801
Income taxes                                           3,513        2,564
                                                    --------     --------
Net income                                          $  4,516     $  3,237
                                                    ========     ========

Earnings per common share                           $    .65     $    .62

Earnings per common share
  assuming full dilution                            $    .58     $    .53

Cash dividend per share                             $    .05     $    .05

Weighted average number of
  shares outstanding                               6,962,770    5,194,877
                                                   =========    =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Three months ended
                                                            August 31,
                                                        ------------------
                                                         1994       1993
                                                         ----       ----
                                                          (In thousands)
Cash flows from operating activities:
   Net income                                          $  4,516   $  3,237
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                        638        458
       Increase in deferred income taxes                    868        164
   Decrease (increase) in assets
     Homes, lots and improvements in production         (24,424)     3,279
     Receivables                                          8,498     10,090
     Prepaid expenses and other assets                   (1,369)       178
   Increase in liabilities
     Accounts payable and other liabilities               1,518      2,411
                                                       --------   --------
   Net cash provided (used) by operating activities      (9,755)    19,817
                                                       --------   --------

Cash flows from investing activities:
   Net additions of property and equipment                 (121)       (66)
   Cash received from unconsolidated joint ventures          --        148
   Cash paid for Milburn Investments, Inc.
     and Subsidiaries, net of cash acquired                  --     (7,068)
                                                       --------   --------
   Net cash used by investing activities                   (121)    (6,986)
                                                       --------   --------

Cash flows from financing activities:
   Decrease in notes payable to financial
     institutions                                        (2,088)    (9,521)
   Retirement of bonds payable                           (1,821)    (1,283)
   Stock options exercised                                   --        268
   Dividends paid                                          (352)      (259)
                                                       --------   --------
   Net cash used by financing activities                 (4,261)   (10,795)
                                                       --------   --------
   Net increase (decrease) in cash                      (14,137)     2,036

   Cash at beginning of period                           28,809     11,552
                                                       --------   --------
   Cash at end of period                               $ 14,672   $ 13,588
                                                       ========   ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized              $  1,603   $  1,734
     Income taxes                                      $    675   $    135


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended May 31, 1994, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended August 31, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Interest Capitalization

     The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $3,222,000 and $1,953,000 and expensed as a component of cost of goods sold $2,263,000 and $1,679,000 in the three months ended August 31, 1994 and 1993, respectively.

Note 3.   Notes Payable, Senior and Subordinated Debt

     Notes payable, senior and convertible debt for homebuilding consist of:

                                            August 31,      May 31,
                                               1994          1994
                                            ---------      --------
                                                 (In thousands)
12% senior notes, due 1999, net of
  premium of $1,673 and $1,753              $111,673       $111,753
6-7/8% convertible subordinated notes,
  due 2002, net of discount of $2,615
  and $2,705                                  32,385         32,295
                                            --------       --------
                                            $144,058       $144,048
                                            ========       ========

Note 4.   Interest, Net

     Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                                              Three months ended
                                                  August 31,
                                              ------------------
                                               1994       1993
                                               ----       ----
                                                (In thousands)

Interest expense, homebuilding               $ 1,087     $ 1,320
Interest income, homebuilding                   (149)       (163)
                                             -------     -------
                                             $   938     $ 1,157
                                             =======     =======
Interest expense, mortgage banking           $   516     $   513
Interest income, mortgage banking               (689)       (478)
                                             -------     -------
                                             $  (173)    $    35
                                             =======     =======

Note 5. Acquisition of Milburn Investments, Inc. and Aspen Homes (the "Acquisitions")

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

     The following unaudited pro forma combined financial data give effect to the Milburn Acquisition as if it had occurred on the first day of the August 31, 1993 quarter. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Milburn. This information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Milburn Acquisition had been effected during the period presented. The pro forma financial information is based on the purchase method of accounting for the Milburn Acquisition and reflects adjustments to record the profit of acquired inventories, amortize the non-compete agreement and the excess purchase price over the underlying value of net assets acquired, reflect the additional interest on acquisition indebtedness assumed and adjust income taxes for the pro forma adjustments.

                                              Three Months ended
                                                August 31, 1993
                                             --------------------

                                               (In thousands)
Total revenues
                                                 $ 97,646
Net income                                          3,678
Earnings per common share                             .71
Earnings per common share
  assuming full dilution                              .60

     Milburn is the subject of an Internal Revenue Service ("IRS") audit for periods prior to its acquisition by the Company. The final results of this audit are unknown at this time. However, preliminary discussions with the IRS indicate a potential tax liability (excluding interest) in excess of amounts reserved of approximately $1,800,000. Any such liability would be reflected as an adjustment of the purchase price of Milburn. The Company would seek to recover payments made in respect of such tax liability under the indemnification from the seller.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                   ITEM 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION


Results of Operations

  Homebuilding

     The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                               Quarters ended
                                                 August 31,
                                               --------------
                                              1994        1993
                                              ----        ----
Units delivered                                 826         671
Average sales price                        $127,240    $114,641
Revenue from homes sales (000's)           $105,100    $ 76,924
Percentage increase from prior year            36.6%       51.8%
Change due to volume                           23.1%       48.5%
Change due to average sales price              13.5%        3.3%

     The volume increase in the quarter ended August 31, 1994 compared to the same period in the prior year was attributable to the Texas operations. Without Texas, the Company's unit volume was 13.4% less during the quarter than in the same quarter last year. The decrease in unit volume (without Texas) resulted from fewer home sales in the Phoenix market in prior quarters. Significant volume increases in earlier quarters resulted in the Company selling out of several subdivisions in Phoenix faster than anticipated. This resulted in fewer homes available for sale in Phoenix in the third and fourth fiscal quarters of 1994 compared to the same period in fiscal 1993. The increase in average sales price was primarily due to deliveries in Phoenix and Denver, which are experiencing improved housing markets.

     The following table summarizes information related to the Company's backlog at the dates indicated:

                                         August 31,
                            -----------------------------------
                                   (Dollars in thousands)
                                1994                  1993
                                ----                  ----
                          Units     Dollars     Units     Dollars
                          -----     -------     -----     -------
Phoenix                     613    $ 79,000       657    $ 74,775
Texas                       274      31,004       195      21,185
Denver                       99      18,109        77      12,914
California                   42      11,709        33       9,403
                          -----    --------     -----    --------
     Total backlog        1,028    $139,822       962    $118,277
                          =====    ========     =====    ========

Average price per unit                 $136                  $123
                                   ========              ========

  As a result of the earlier inventory shortage, the number of units in the backlog in Phoenix at August 31, 1994 was 7% less than the prior year. New subdivisions opened in late May and early June increased the number of active subdivisions in Phoenix to a level consistent with prior years. The aggregate sales value of new contracts signed increased 42% in the three months ended August 31, 1994 as a result of the Texas operations to $95,768,000 representing 718 homes (including $27,533,000 in Texas representing 248 homes) as compared with $67,289,000 representing 571 homes (including $12,834,000 in Texas representing 122 homes) for the three months ended August 31, 1993.

     The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                          Quarters ended August 31,
                                    ----------------------------------
                                        1994                    1993

                                Dollars      %         Dollars        %
                                -------    -----       -------      -----
                                         (Dollars in thousands)

Revenue from home sales        $105,100    100.0%      $ 76,924     100.0%
Cost of home sales               85,617     81.5         62,665      81.5
                               --------    -----       --------     -----
Gross profit from home sales     19,483     18.5         14,259      18.5
SG&A expenses                    11,118     10.5          7,687      10.0
                               --------    -----       --------      ----

Operating income from
 homebuilding                     8,365      8.0          6,572       8.5
Interest, net                       938      1.0          1,157       1.5
                               --------    -----       --------     -----
Pre-tax profit from
 homebuilding                  $  7,427      7.0%      $  5,415       7.0%
                               ========    =====       ========     =====

   Gross profit from home sales was 18.5% (19.8% excluding California operations) for the three months ended August 31, 1994 compared to 18.5% (20.6% excluding California operations) for the corresponding fiscal 1994 period. The Southern California market has been weak due to difficult economic conditions, concerns about home values and low consumer confidence. Accordingly, the Company has aggressively marketed its California homes by offering sales incentives and discounts. The Company opened one new subdivision in June and anticipates opening two additional subdivisions during the current fiscal year. Deliveries from these new subdivisions are expected to generate a significant improvement in the Southern California gross margins. The California market, however, will continue to have a negative impact on the Company's earnings since volume is not sufficient to offset general and administrative expenses and interest which is expensed and not capitalized.

   The increase in total SG&A expenses for the quarter ended August 31, 1994 was primarily due to the Texas operations. The current fiscal quarter included $3,961,000 of SG&A expenses from Texas compared to $1,366,000 in the first quarter of fiscal 1994. SG&A expenses for each home delivered were $13,460 and $11,456 in the first quarter of fiscal 1995 and 1994, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $12,660,000 for the three months ended August 31, 1994 compared to $8,822,000 for the corresponding fiscal 1994 period.

   The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $4,309,000 for the three months ended August 31, 1994 compared to $3,174,000 for the three months ended August 31, 1993.
Interest, net for homebuilding was $938,000 and $1,157,000 for the three months ended August 31, 1994 and 1993, respectively.

   The Company's pre-tax profit from homebuilding for the three months ended August 31, 1994 was $7,427,000 compared to $5,415,000 for the corresponding quarter ended August 31, 1993. The increase in pre-tax profit was due primarily to Texas results which contributed $2,036,000 and $873,000 of pre-tax profit in the three months ended August 31, 1994 and 1993, respectively.

Mortgage Banking

   The Company's mortgage banking operations are conducted through its wholly-owned subsidiaries American Western Mortgage Company ("AWMC") in Arizona and Miltex Management, Inc. ("MMI") in Texas. The following table summarizes operating information for the Company's mortgage banking operations:


                                                  Quarters ended
                                                    August 31,
                                                   -------------
                                                   1994     1993
                                                   ----     ----
                                              (Dollars in thousands)
Number of loans originated                          548      419

Loan origination fees                            $  517   $  388
Sale of servicing and marketing gains               800      578
Other revenue                                       163       79
                                                 ------   ------
     Total revenues                               1,480    1,045
General and administrative expenses               1,201      703
                                                 ------   ------
Operating income from mortgage banking              279      342
Interest, net                                      (173)      35
                                                 ------   ------
Pre-tax profit from mortgage banking             $  452   $  307
                                                 ======   ======

     Revenues and general and administrative expenses from mortgage banking increased in the quarter ended August 31, 1994 primarily as a result of the higher Texas operations. Additionally, revenues increased due to higher servicing release premiums received on the sale of servicing. The Company retains a portion of the loan servicing of the loans it originates. At August 31, 1994, the servicing portfolio was approximately $57,189,000 compared to $56,586,000 at August 31, 1993.

  Consolidated Operations

     Net income was $4,516,000 ($.65 per share, $.58 fully diluted) for the three months ended August 31, 1994 compared to $3,237,000 ($.62 per share, $.53 fully diluted) for the period ended August 31, 1993.

Liquidity and Capital Resources

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At August 31, 1994, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $15,000,000. In connection with the Milburn Acquisition, the Company assumed a $25,000,000 secured revolving line of credit. At August 31, 1994, there were no amounts outstanding under these credit lines. The Company's revolving lines of credit bear interest at rates ranging from prime plus 1/2% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

     AWMC has a warehouse line of credit for $15,000,000 which is guaranteed by the Company. In addition, MMI has a warehouse line of credit for $10,000,000. Pursuant to the warehouse lines of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At August 31, 1994, no amounts were outstanding under the warehouse lines of credit and the amount of funding drafts outstanding was $1,350,000. The Company believes that these lines are sufficient for its mortgage banking operations.

     On July 29, 1993 the Company acquired all of the outstanding capital stock of Milburn for approximately $26.2 million ($20 million in cash and $6.2 million of Series A Preferred Stock). On January 28, 1994, the Company acquired the operations of Aspen Homes for total cash consideration of $6,982,000.

     In November 1993, the Company completed a public offering of 1,704,400 shares of Common Stock at $21.50 per share. The net proceeds of the offering (approximately $34,228,000) were used to redeem the Series A Preferred Stock and to reduce temporarily all amounts outstanding under the Company's revolving lines of credit and mortgage banking warehouse lines of credit.

     On March 22, 1994, the Company obtained the consent of the holders of the majority of the outstanding 12% Senior Notes to certain amendments to the Indenture, including to permit the sale of an additional $35,000,000 of Senior Notes. In connection therewith, the Company paid $1,102,020 to the holders of the outstanding Notes. On March 31, 1994, the Company completed the sale of the additional Senior Notes at 107% of par.


               CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   PART II
                              OTHER INFORMATION

Item 4.   Submission of matters to a vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on August 30, 1994, the stockholders elected the following persons to the Board of
Directors:

              Nominee                          For       Withheld
              -------                         ----       --------
          Donald R. Loback                  6,340,525      1,517
          Kathleen R. Wade                  6,339,358      2,017
          Robert J. Wade                    6,317,191     21,517
          W. Thomas Hickcox                 6,340,525      2,517
          Jo Ann Rudd                       6,338,483      3,517
          William Steinberg                 6,335,636      4,717
          Bradley S. Anderson               6,336,803      3,717

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          11   Statement of Computation of Earnings Per Share.

          27   Financial Data Schedule.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 1994.



              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONTINENTAL HOMES HOLDING CORP.


Date:  October 7, 1994                       By:  /s/ Kenda B. Gonzales
                                                  --------------------------
                                                  KENDA B. GONZALES
                                                  Secretary and Treasurer
                                                  (Chief Financial Officer)

Date:  October 7, 1994                       By:  /s/ Donald R. Loback
                                                  --------------------------
                                                  DONALD R. LOBACK
                                                  Co-Chief Executive Officer