Form 10-Q
period 1994-11-30
CONTINENTAL HOMES HOLDING CORP
filed 1995-01-17
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1994

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

          YES   X                                                   No
              -----                                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
     Class of Common Stock                                 December 31, 1994
     ---------------------                                 -----------------
        $.01 per value                                         6,939,270

                       CONTINENTAL HOMES HOLDING CORP.


                                  FORM 10-Q
                            FOR THE QUARTER ENDED
                              NOVEMBER 30, 1994


                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                          Page

  Item 1. Financial Statements:

          Consolidated Balance Sheets as of November 30, 1994
            and May 31, 1994  . . . . . . . . . . . . . . . . . . . . .  3

          Consolidated Statements of Income for the three and
            six months ended November 30, 1994 and 1993 . . . . . . . .  4

          Consolidated Statements of Cash Flows for the six
            months ended November 30, 1994 and 1993 . . . . . . . . . .  5

          Notes to unaudited Consolidated Financial
            Statements  . . . . . . . . . . . . . . . . . . . . . . . .  7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . 10

PART II.   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 15

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                   November 30,    May 31,
                                                       1994         1994
                                                   ------------    -------
ASSETS                                                  (In thousands)
Homebuilding:
   Cash                                              $ 12,995     $ 28,809
   Receivables                                          7,405        9,928
   Homes, lots and improvements in production         284,252      205,369
   Property and equipment, net                          2,026        1,914
   Prepaid expenses and other assets                   19,788       13,621
   Excess of cost over related net assets acquired     10,619        6,743
                                                     --------     --------
                                                      337,085      266,384
                                                     --------     --------
Mortgage banking and title operations:
   Mortgage loans held for sale                        11,559       17,570
   Mortgage loans held for long-term
     investment, net                                   18,234       20,132
   Other assets                                         1,604        1,404
                                                     --------     --------
                                                       31,397       39,106
                                                     --------     --------
   Total assets                                      $368,482     $305,490
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
   Accounts payable and other liabilities            $ 36,672     $ 35,179
   Notes payable, senior and convertible debt         192,929      144,048
   Deferred income taxes                                2,620        2,232
                                                     --------     --------
                                                      232,221      181,459
                                                     --------     --------
Mortgage banking and title operations:
   Notes payable                                       10,384        3,439
   Bonds payable                                       18,583       20,832
   Other                                                1,781        1,200
                                                     --------     --------
                                                       30,748       25,471
                                                     --------     --------
   Total liabilities                                  262,969      206,930
                                                     --------     --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par value:
     Authorized - 2,000,000 shares
     Issued - None                                         --           --
   Common stock, $.01 par value:
     Authorized - 20,000,000 shares
     Issued - 7,080,900 shares                             71           71
   Treasury stock, at cost - 111,630 and
     118,130 shares                                       (37)         (83)
   Capital in excess of par value                      59,610       59,610
   Retained earnings                                   45,869       38,962
                                                     --------     --------

   Total stockholders' equity                         105,513       98,560

                                                     --------     --------
   Total liabilities and stockholders' equity        $368,482     $305,490
                                                     ========     ========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share data)

                                    Three months ended     Six months ended
                                       November 30,          November 30,
                                    ------------------     ----------------
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----
REVENUES

   Home sales                       $ 96,170  $ 87,702  $201,270  $164,626
   Land sales                             --       166        --       420
   Mortgage banking and
     title operations                  1,617     1,820     3,483     2,865
   Other income, net                     155       407       232       574
                                    --------  --------  --------  --------

     Total revenues                   97,942    90,095   204,985   168,485
                                    --------  --------  --------  --------

COSTS AND EXPENSES

Homebuilding:
   Cost of home sales                 79,027    71,593   164,644   134,258
   Cost of land sales                     75        85       150       427
   Selling, general and
     administrative expenses          10,687    10,085    21,805    17,772
   Interest, net                       1,308     1,362     2,246     2,519
Mortgage banking and title
  operations:
   Selling, general and
     administrative expenses           1,302     1,325     2,741     2,028
   Interest, net                        (116)      (16)     (289)       19
                                    --------  --------  --------  --------

     Total costs and expenses         92,283    84,434   191,297   157,023
                                    --------  --------  --------  --------

Income before income taxes             5,659     5,661    13,688    11,462
Income taxes                           2,567     2,434     6,080     4,998
                                    --------  --------  --------  --------

Net income                          $  3,092  $  3,227  $  7,608  $  6,464
                                    ========  ========  ========  ========

Earnings per common share           $    .44  $    .56  $   1.09  $   1.19

Earnings per common share
  assuming full dilution            $    .41  $    .50  $    .99  $   1.03

Cash dividend per share             $    .05  $    .05  $    .10  $    .10

Weighted average number of
  shares outstanding               6,963,341 5,711,566 6,963,054 5,451,810
                                   ========= ========= ========= =========


The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                          Six months ended
                                                            November 30,
                                                          ----------------
                                                           1994       1993
                                                           ----       ----
                                                            (In thousands)
Cash flows from operating activities:
   Net income                                          $  7,608   $  6,464
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                      1,325      1,080
       Increase (decrease) in deferred income taxes        (637)       260
   Decrease (increase) in assets
     Homes, lots and improvements in production         (45,590)     2,660
     Receivables                                         10,512      9,297
     Prepaid expenses and other assets                   (6,544)    (1,043)
   Increase (decrease) in liabilities
     Accounts payable and other liabilities              (2,006)     1,226
                                                       --------   --------
   Net cash provided (used) by operating activities     (35,332)    19,944
                                                       --------   --------

Cash flows from investing activities:
   Net additions of property and equipment                 (310)      (281)
   Cash received from unconsolidated joint ventures          --      2,391
   Cash paid for Milburn Investments, Inc.
     and Subsidiaries, net of cash acquired                  --     (7,042)
   Cash paid for Heftler Realty Co.,
     net of cash acquired                               (15,498)        --
                                                       --------   --------
   Net cash used by investing activities                (15,808)    (4,932)
                                                       --------   --------

Cash flows from financing activities:
   Increase (decrease) in notes payable to financial
     institutions                                        38,296    (28,557)
   Retirement of bonds payable                           (2,315)    (3,609)
   Sale of common stock                                      --     34,219
   Redemption of Series A Preferred Stock                    --     (6,200)
   Stock options exercised                                   46        328
   Dividends paid                                          (701)      (520)
                                                       --------   --------
   Net cash provided (used) by financing activities      35,326     (4,339)
                                                       --------   --------
   Net increase (decrease) in cash                      (15,814)    10,673
   Cash at beginning of period                           28,809     11,552
                                                       --------   --------
   Cash at end of period                               $ 12,995   $ 22,225
                                                       ========   ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest, net of amounts capitalized              $  3,502   $  4,021

     Income taxes                                      $  7,218   $  4,510

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

On November 18, 1994, the Company acquired Heftler Realty Co. As a result of the acquisition, the Company recorded additional assets of $51,116,000 (primarily homes, lots and improvements in production ) and liabilities of $22,616,000 (primarily notes payable to financial institutions).

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

     The results of operations for the three and six months ended November 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Interest Capitalization

     The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $6,211,000 and $3,861,000 and expensed as a component of cost of goods sold $4,806,000 and $3,568,000 in the six months ended November 30, 1994 and 1993, respectively. The increase in interest capitalized is attributable to the Company's increased level of homes, lots and improvements in production.

Note 3.   Notes Payable, Senior and Subordinated Debt

     Notes payable, senior and convertible debt for homebuilding consist of:

                                           November 30,      May 31,
                                               1994           1994
                                           ------------      ------
                                                  (In thousands)
12% senior notes, due 1999, net of
  premium of $1,592 and $1,753               $111,592       $111,753
6-7/8% convertible subordinated notes,
  due 2002, net of discount of $2,525
  and $2,705                                   32,475         32,295
Notes payable                                  48,862             --
                                             --------       --------
                                             $192,929       $144,048
                                             ========       ========

Note 4.   Interest, Net

     Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                           Three months ended    Six months ended
                              November 30,         November 30,
                           ------------------    ----------------
                            1994     1993          1994     1993
                            ----     ----          ----     ----
                                         (In thousands)
Interest expense,
  homebuilding            $ 1,367  $ 1,416      $ 2,454  $ 2,637
Interest income,
  homebuilding                (59)     (54)        (208)    (118)
                          -------  -------      -------  -------
                          $ 1,308  $ 1,362      $ 2,246  $ 2,519
                          =======  =======      =======  =======
Interest expense,
  mortgage banking        $   532  $   871      $ 1,048  $ 1,384
Interest income,
  mortgage banking           (648)    (887)      (1,337)  (1,365)
                          -------  -------      -------  -------
                          $  (116) $   (16)     $  (289) $    19
                          =======  =======      =======  =======

Note 5. Acquisition of Milburn Investments, Inc., Aspen Homes and Heftler Realty Co. (the "Acquisitions")

     On July 29, 1993, the Company completed the acquisition of 100% of the Common Stock of Milburn Investments, Inc. ("Milburn"), an Austin, Texas homebuilder, for approximately $26.3 million ("Milburn Acquisition"). The consideration consisted of approximately $20 million in cash and $6.3 million in Series A Preferred Stock issued by the Company. On November 4, 1993 the Company redeemed the Series A Preferred Stock. On January 28, 1994, the Company acquired the operations of Aspen Homes ("Aspen"), a San Antonio, Texas homebuilder for total cash consideration of $6,982,000. On November 18, 1994, the Company completed the acquisition of 100% of the Common Stock of Heftler Realty Co. ("Heftler"), a Miami, Florida homebuilder, for $28.5 million in cash ("Heftler Acquisition").

     The following unaudited pro forma combined financial data give effect to the Milburn and Heftler Acquisitions as if they had occurred on the first day of each period. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company, Milburn and Heftler. This information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Milburn and Heftler Acquisitions had been effected during the period presented. The pro forma financial information is based on the purchase method of accounting for the Milburn and Heftler Acquisitions and reflects adjustments to record the profit of acquired inventories, amortize the non-compete agreements and the excess purchase price over the underlying value of net assets acquired, reflect the additional interest on acquisition indebtedness assumed and adjust income taxes for pro forma adjustments.

                                               Six Months ended
                                                 November 30,
                                               ----------------
                                              1994         1993
                                              ----         ----
                                                (In thousands)
Total revenues                              219,263      213,909
Net income                                    8,868        7,247
Earnings per common share                      1.16         1.33
Earnings per common share
  assuming full dilution                       1.04         1.14

     Milburn has been the subject of an Internal Revenue Service ("IRS") audit for periods prior to its acquisition by the Company. In December 1994, the IRS completed their examination and the Company paid the resulting
tax liability (including interest) of approximately $4,700,000.   Such
payment exceeded the tax liability recorded by the Company at the time Milburn was acquired. The Company will reflect this excess payment of approximately $3,900,000 (including interest) as an adjustment to the
purchase price of Milburn.   The Company believes that it is indemnified by
the terms of the acquisition agreement and will seek recovery from the seller.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                   ITEM 2.
                                  -------
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION

Results of Operations
- ---------------------
  Homebuilding

     The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                              Quarters ended        Six months ended
                               November 30,           November 30,
                             -----------------      ----------------
                              1994       1993         1994      1993
                              ----       ----         ----      ----
Units delivered                734        738        1,560     1,409
Average sales price       $131,022   $118,837     $129,019  $116,838
Revenue from homes
  sales (000's)           $ 96,170   $ 87,702     $201,270  $164,626
Percentage increase
  from prior year              9.7%      82.4%        22.3%     66.7%
Change due to volume          (.5)%      69.3%        10.7%     58.7%
Change due to average
  sales price                 10.2%      13.1%        11.6%      8.0%

     The volume increase for the six months ended November 30, 1994 compared to the same period in the prior year was attributable to the Texas and Miami operations. Without Texas and Miami, the Company's unit volume was 14.5% less during the six months than in the same period last year. The decrease in unit volume (without Texas and Miami) resulted from fewer home sales in the Phoenix market in prior quarters. Significant volume increases in earlier quarters resulted in the Company selling out of several subdivisions in Phoenix faster than anticipated. This resulted in fewer homes available for sale in Phoenix in the third and fourth fiscal quarters of 1994 compared to the same periods in fiscal 1993. The increase in average sales price was primarily due to deliveries in Phoenix and Denver, which are experiencing improved housing markets.

     The following table summarizes information related to the Company's backlog at the dates indicated:

                                        November 30,
                            -----------------------------------
                                    (Dollars in thousands)
                                  1994                 1993
                            Units   Dollars     Units   Dollars
                            -----   -------     -----   -------
Phoenix                       617  $ 80,021       605  $ 71,422
Texas                         278    30,157       181    19,849
Miami                         109    14,991        --        --
Denver                         91    16,644        69    12,092
California                     50    14,096        40    10,408
                            -----  --------     -----  --------
     Total backlog          1,145  $155,909       895  $113,771
                            =====  ========     =====  ========

Average price per unit                 $136                $127
                                   ========            ========

     The aggregate sales value of new contracts signed increased 12% as a result of the Texas operations in the three months ended November 30, 1994 to $93,003,000 representing 719 homes (including $29,048,000 in Texas representing 272 homes) as compared with $83,270,000 representing 671 homes (including $22,477,000 in Texas representing 206 homes) for the three months ended November 30, 1993.


     The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:


                                Quarters ended November 30,         Six months ended November 30,
                           ----------------------------------    ----------------------------------
                                  1994               1993               1994               1993
                                  ----               ----               ----               ----
                            Dollars     %      Dollars     %      Dollars     %      Dollars     %
                           --------  -----    --------  -----    --------  -----    --------  -----
                                                    (Dollars in thousands)
Revenue from home sales    $ 96,170   100.0%  $ 87,702   100.0%  $201,270   100.0%  $164,626   100.0%
Cost of homes sales          79,027    82.2     71,593    81.6    164,644    81.8    134,258    81.6
                           --------   -----   --------   -----   --------   -----   --------   -----
Gross profit                 17,143    17.8     16,109    18.4     36,626    18.2     30,368    18.4
SG&A expenses                10,687    11.1     10,085    11.5     21,805    10.8     17,772    10.8
                           --------   -----   --------   -----   --------   -----   --------   -----
Operating income
  from homebuilding           6,456     6.7      6,024     6.9     14,821     7.4     12,596     7.6
Interest, net                 1,308     1.4      1,362     1.6      2,246     1.1      2,519     1.5
                           --------   -----   --------   -----   --------   -----   --------   -----
Pre-tax profit
  from homebuilding        $  5,148     5.3%  $  4,662     5.3%  $ 12,575     6.3%  $ 10,077     6.1%
                           ========   =====   ========   =====   ========   =====   ========   =====

     Gross profit from home sales was 17.8% (18.9% excluding California operations) for the three months ended November 30, 1994 compared to 18.4% (20.9% excluding California operations) for the corresponding fiscal 1994 period. Gross profit from home sales was 18.2% (19.4% excluding California operations) for the six months ended November 30, 1994 compared to 18.4% (20.8% excluding California operations) for the six months ended November 30, 1993. The decrease in gross profit for the quarter and six-month period ended November 30, 1994 compared to the same periods in fiscal 1994 was primarily the result of sales incentives and discounts that are being offered in the Austin Market. The Austin market is experiencing competitive pressure and the Company anticipates it will continue to offer sales incentives and discounts in the Austin market. The Southern California market has been weak due to difficult economic conditions, concerns about home values and low consumer confidence. Accordingly, the Company has aggressively marketed its California homes by offering sales incentives and discounts. Deliveries from the Southern California subdivision opened in June have produced a significant improvement in gross margins compared to the older subdivisions. An additional Southern California subdivision opened in October 1994 and the Company anticipates opening another subdivision in the fourth quarter. The California market, however, will continue to have a negative impact on the Company's earnings since volume is not sufficient to offset general and administrative expenses and interest which is expensed and not capitalized.

     The increase in total SG&A expenses for the quarter and six months ended November 30, 1994 was primarily due to the Texas operations. The current fiscal quarter and six months included $3,782,000 and $7,743,000, respectively of SG&A expenses from Texas compared to $3,319,000 and $4,735,000, respectively in the second quarter and six-month period ended November 30, 1993. In addition the current fiscal quarter included $362,000 of SG&A expense related to the Miami operations. SG&A expenses for each home delivered were $14,560 and $13,665 in the second quarter of fiscal 1995 and 1994, respectively and $13,978 and $12,613 in the first six months of fiscal 1995 and 1994, respectively. The Company capitalizes certain SG&A expenses for homebuilding, accordingly, total SG&A costs incurred for homebuilding were $12,057,000 and $24,717,000 for the three and six months ended November 30, 1994 compared to $11,157,000 and $19,979,000 for the corresponding fiscal 1994 periods.

     The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $4,356,000 and $8,665,000 for the three and six months ended November 30, 1994 respectively compared to $3,324,000 and $6,498,000 for the three and six months ended November 30, 1993, respectively. Interest, net for homebuilding was $1,308,000 and $1,362,000 for the three months ended November 30, 1994 and 1993, respectively. For the six month period ended November 30, 1994, interest, net for homebuilding was $2,246,000 compared with $2,519,000 for the six months ended November 30, 1993.

     The Company's pre-tax profit from homebuilding for the six months ended November 30, 1994 was $12,575,000 compared to $10,077,000 for the corresponding period ended November 30, 1993. The increase in pre-tax profit was due primarily to San Antonio and improved results from Denver and Southern California which contributed an additional $1,694,000 of pre-tax profit in the six months ended November 30, 1994 compared to the six months ended November 30, 1993.

Mortgage Banking

     The Company's mortgage banking operations are conducted through its wholly-owned subsidiaries American Western Mortgage Company ("AWMC") in Arizona and Miltex Management, Inc. ("MMI") in Texas. The following table summarizes operating information for the Company's mortgage banking operations:

                                                   Quarters ended
                                      Three months ended    Six months ended
                                         November 30,          November 30,
                                         ------------          ------------
                                        1994     1993         1994     1993
                                        ----     ----         ----     ----
                                               (Dollars in thousands)

Number of loans originated               468      753        1,016    1,172

Loan origination fees                 $  448   $  643       $  965   $1,031
Sale of servicing and
   marketing gains                       645    1,044        1,445    1,622
Other revenue                            156      133          319      212
                                      ------   ------       ------   ------
     Total revenues                    1,249    1,820        2,729    2,865
General and administrative
  expenses                             1,090    1,083        2,291    1,697
                                      ------   ------       ------   ------
Operating income from
  mortgage banking                       159      737          438    1,168
Interest, net                           (116)     (16)        (289)      19
                                      ------   ------       ------   ------
  Pre-Tax profit from
    mortgage banking                  $  275   $  753       $  727   $1,149
                                      ======   ======       ======   ======

Revenues from mortgage banking operations decreased in the second quarter of fiscal 1994 primarily as a result of a decrease in originations in Texas to customers other than its homebuyers. General and administrative expenses increased in the six months ended November 30, 1994 primarily as a result of the Texas operations being reflected for the entire period in fiscal 1995. The Company retains a portion of the loan servicing of the loan it originates. At November 30, 1994, the servicing portfolio was approximately $57,759,000 compared to $60,570,000 at November 30, 1993.

  Consolidated Operations

     Net income was $7,608,000 ($1.09 per share, $.99 fully diluted) for the six months ended November 30, 1994 compared to $6,464,000 ($1.19 per share, $1.03 fully diluted) for the period ended November 30, 1993.

Liquidity and Capital Resources
- -------------------------------

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At November 30, 1994, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $20,000,000 and guaranteed a $10,000,000 secured line of credit for one of its subsidiaries. Additionally, the Company assumed, $55 million of credit facilities ($15 million of which are unsecured) in connection with the Acquisitions. At November 30, 1994, there was $48,862,000 outstanding in the aggregate under these credit lines. The Company's revolving lines of credit bear interest at rates ranging from prime plus 1/2% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

     AWMC has a warehouse line of credit for $15,000,000 which is guaranteed by the Company. In addition, MMI has a warehouse line of credit for $10,000,000. Pursuant to the warehouse lines of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At November 30, 1994, the amount outstanding under the warehouse lines of credit and the amount of funding drafts that had not been presented for payment was $10,384,000. The Company believes that these lines are sufficient for its mortgage banking operations.

     On July 29, 1993, the Company acquired all of the outstanding capital stock of Milburn for approximately $26.3 million ($20 million in cash and $6.3 million of Series A Preferred Stock). On January 28, 1994, the Company acquired the operations of Aspen Homes for total cash consideration of $6,982,000. On November 18, 1994, the Company acquired all of the outstanding capital stock of Heftler for $28.5 million in cash.

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

     As a result of the trading price of the Company's Common Stock, the Board of Directors authorized on December 22, 1994 the repurchase from time to time of up to 500,000 shares of its Common Stock. Through December 31, 1994, the Company had purchased 30,000 shares for an aggregate price of $374,250.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   PART II
                              OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          10.1(a) Third modification Agreement dated as of November 17, 1994 between Bank One, Arizona NA "BOAZ" (formerly Valley National Bank of Arizona "VNB") and CHHC.

          10.1(b) Fourth Modification Agreement dated as of November 22, 1994 between BOAZ (formerly VNB) and CHHC.

          10.2(a) Amended and Restated Loan Agreement dated as of October 28, 1994 between BOAZ and Milburn Investments, Inc. ("MII").

          10.2(b) First Modification Agreement dated as of December 8, 1994 between BOAZ and MII.

          10.3 Replacement Promissory Note dated October 28, 1994 by MII in favor of BOAZ in the principal amount of $25,000,000.

          10.4 First Modification Agreement dated as of November 22, 1994 between BOAZ and Heftler Realty Co.

          10.5 Loan Agreement dated as of November 17, 1994 between BOAZ and KDB Homes, Inc. ("KDB").

          10.6 Promissory Note dated November 17, 1994 by KDB in favor of BOAZ in the principal amount of $10,000,000.

          10.7 Modification and Extension Agreement dated as of November 29, 1994 between BOAZ and AWMC.

          10.8(a) Loan Agreement dated as of April 5, 1993 between Norwest Bank Arizona, National Association "Norwest" (formerly Citibank (Arizona) and CHHC.

          10.8(b) First Amendment to Loan Agreement dated as of November, 1993 between Norwest and CHHC.

          10.8(c) Second Amendment to Loan Agreement dated as of April 1, 1994 between Norwest and CHHC.

          10.8(d) Third Amendment to Loan Agreement dated as of July 7, 1994 between Norwest and CHHC.

          10.8(e) Fourth Amendment to Loan Agreement dated as of November 14, 1994 between Norwest and CHHC.

          11        Statement of Computation of Earnings Per Share.

          27        Financial Data Schedule

     (b) Reports on Form 8-K: The Company filed a report on Form 8-K dated November 18, 1994.

              CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONTINENTAL HOMES HOLDING CORP.


Date: January  13, 1995                      By:  /s/ Kenda B. Gonzales
                                                  --------------------------
                                                  KENDA B. GONZALES
                                                  Secretary and Treasurer
                                                  (Chief Financial Officer)

Date: January  13, 1995                      By:  /s/ Donald R. Loback
                                                  --------------------------
                                                  DONALD R. LOBACK
                                                  Co-Chief Executive Officer