Form 10-Q
period 1995-02-28
CONTINENTAL HOMES HOLDING CORP
filed 1995-04-12
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1995

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

                  YES   X                                 No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
         Class of Common Stock                          March 31, 1995
         ---------------------                          --------------
            $.01 per value                                 6,924,770




                        CONTINENTAL HOMES HOLDING CORP.


                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                               FEBRUARY 28, 1995


                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                           Page

  Item 1.         Financial Statements:

                  Consolidated Balance Sheets as of February 28, 1995
                    and May 31, 1994..................................... 3

                  Consolidated Statements of Income for the three and
                    nine months ended February 28, 1995 and 1994......... 4

                  Consolidated Statements of Cash Flows for the nine
                    months ended February 28, 1995 and 1994.............. 5

                  Notes to unaudited Consolidated Financial
                    Statements........................................... 7

  Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................. 10

PART II.   OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K...................... 15





                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                         February 28,   May 31,
                                                              1995       1994
ASSETS                                                   -----------  ---------
                                                              (In thousands)
Homebuilding:
      Cash .............................................  $  12,133   $  28,809
      Receivables ......................................      8,629       9,928
      Homes, lots and improvements in production .......    284,099     205,369
      Property and equipment, net ......................      2,095       1,914
      Prepaid expenses and other assets ................     18,675      13,621
      Excess of cost over related net assets acquired ..     14,072       6,743
                                                          ---------   ---------
                                                            339,703     266,384
                                                          ---------   ---------
Mortgage banking and title operations:
      Mortgage loans held for sale .....................     12,138      17,570
      Mortgage loans held for long-term
        investment, net ................................     17,930      20,132
      Other assets .....................................      1,134       1,404
                                                          ---------   ---------
                                                             31,202      39,106
                                                          ---------   ---------
      Total assets .....................................  $ 370,905   $ 305,490
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities ........... $  31,732    $  35,179
      Notes payable, senior and convertible debt .......   198,460      144,048
      Deferred income taxes ............................     1,416        2,232
                                                         ---------    ---------
                                                           231,608      181,459
                                                         ---------    ---------
Mortgage banking and title operations:
      Notes payable ....................................    11,317        3,439
      Bonds payable ....................................    18,188       20,832
      Other ............................................     2,108        1,200
                                                         ---------    ---------
                                                            31,613       25,471
                                                         ---------    ---------
      Total liabilities ................................   263,221      206,930
                                                         ---------    ---------

Commitments and contingencies

Stockholders' equity Preferred stock, $.01 par value:
        Authorized - 2,000,000 shares
        Issued - None ..................................      --           --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued - 7,080,900 shares ......................        71           71
      Treasury stock, at cost - 156,130 and
        118,130 shares .................................      (591)         (83)
      Capital in excess of par value ...................    59,610       59,610
      Retained earnings ................................    48,594       38,962
                                                         ---------    ---------

      Total stockholders' equity .......................   107,684       98,560
                                                         ---------    ---------
      Total liabilities and stockholders' equity ....... $ 370,905    $ 305,490
                                                         =========    =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.




                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                        Three months ended                     Nine months ended
                                                                            February 28,                           February 28,
                                                                        ------------------                     ---------------
                                                                      1995               1994                1995             1994
                                                                      ----               ----                ----             ----
REVENUES

      Home sales .......................................       $   104,483        $    72,647        $   305,753        $   237,273
      Land sales .......................................             7,958                260              7,958                680
      Mortgage banking and
        title operations ...............................             1,462              1,726              4,945              5,123
      Other income, net ................................               148                  7                380                 49
                                                               -----------        -----------        -----------        -----------

        Total revenues .................................           114,051             74,640            319,036            243,125
                                                               -----------        -----------        -----------        -----------

COSTS AND EXPENSES

Homebuilding:
      Cost of home sales ...............................            85,551             59,344            250,195            193,602
      Cost of land sales ...............................             8,033                291              8,183                718
      Selling, general and
        administrative expenses ........................            11,744              8,141             33,549             25,913
      Interest, net ....................................             1,640                748              3,886              3,267
Mortgage banking and title operations:
      Selling, general and
        administrative expenses ........................             1,432              1,380              4,173              3,408
      Interest, net ....................................               (63)               (26)              (352)                (7)
                                                               -----------        -----------        -----------        -----------

        Total costs and expenses .......................           108,337             69,878            299,634            226,901
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................             5,714              4,762             19,402             16,224
Income taxes ...........................................             2,641              2,035              8,721              7,033
                                                               -----------        -----------        -----------        -----------

Net income .............................................       $     3,073        $     2,727        $    10,681        $     9,191
                                                               ===========        ===========        ===========        ===========

Earnings per common share ..............................       $       .44        $       .39        $      1.54        $      1.55

Earnings per common share
  assuming full dilution ...............................       $       .41        $       .37        $      1.40        $      1.38

Cash dividend per share ................................       $       .05        $       .05        $       .15        $       .15

Weighted average number of
  shares outstanding ...................................         6,939,998          6,953,734          6,955,453          5,946,950
                                                               ===========        ===========        ===========        ===========


The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.





                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                           Nine months ended
                                                              February 28,
                                                         ----------------------
                                                           1995           1994
                                                           ----           ----
                                                            (In thousands)
Cash flows from operating activities:
      Net income .....................................   $  10,681    $   9,191
        Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization ..............       2,175        1,711
          Increase (decrease) in deferred income
           taxes .....................................      (1,841)         241
      Decrease (increase) in assets
        Homes, lots and improvements in production ...     (45,437)     (10,662)
        Receivables ..................................       9,052       15,988
        Prepaid expenses and other assets ............      (5,222)      (2,662)
      Decrease in liabilities
        Accounts payable and other liabilities .......      (6,619)      (3,850)
                                                         ---------    ---------
      Net cash provided (used) by operating
       activities ....................................     (37,211)       9,957
                                                         ---------    ---------

Cash flows from investing activities:
      Net additions of property and equipment ........        (518)        (383)
      Cash received from unconsolidated joint
        ventures .....................................        --          2,417
      Cash paid for Milburn Investments, Inc.
        and Subsidiaries, net of cash acquired .......      (3,900)      (7,042)
      Cash paid for Aspen Homes ......................        --         (6,982)
      Cash paid for Heftler Realty Co.,
        net of cash acquired .........................     (15,498)        --
                                                         ---------    ---------
      Net cash used by investing activities ..........     (19,916)     (11,990)
                                                         ---------    ---------

Cash flows from financing activities:
      Increase (decrease) in notes payable to
        financial institutions .......................      44,752      (17,511)
      Retirement of bonds payable ....................      (2,744)      (7,101)
      Sale of common stock ...........................        --         34,219
      Redemption of Series A Preferred Stock .........        --         (6,200)
      Treasury stock acquired ........................        (556)        --
      Stock options exercised ........................          48          538
      Dividends paid .................................      (1,049)        (867)
                                                         ---------    ---------
      Net cash provided by financing activities ......      40,451        3,078
                                                         ---------    ---------

      Net increase (decrease) in cash ................     (16,676)       1,045
      Cash at beginning of period ....................      28,809       11,552
                                                         ---------    ---------
      Cash at end of period ..........................   $  12,133    $  12,597
                                                         =========    =========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
        Interest, net of amounts capitalized .........   $   5,830    $   5,606
        Income taxes .................................   $  10,218    $   9,644

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.


                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                   CONTINUED


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

          The results of operations for the three and nine months ended February 28, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Interest Capitalization

          The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $10,033,000 and $6,016,000 and expensed as a component of cost of home sales $7,549,000 and $5,527,000 in the nine months ended February 28, 1995 and 1994, respectively. The increase in interest capitalized is attributable to the Company's increased level of homes, lots and improvements in production.



                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

Note 3.           Notes Payable, Senior and Convertible Subordinated Debt

          Notes  payable,   senior  and   convertible   subordinated   debt  for
          homebuilding consist of:

                                                      February 28,      May 31,
                                                          1995           1994
                                                      -----------      ---------
                                                            (In thousands)
12% senior notes, due 1999, net of
  premium of $1,511 and $1,753 .................       $ 111,511       $ 111,753
6-7/8% convertible subordinated notes,
  due 2002, net of discount of $2,435
  and $2,705 ...................................          32,565          32,295
Notes payable ..................................          54,384            --
                                                       ---------       ---------
                                                       $ 198,460       $ 144,048

Note 4.           Interest, Net

         Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                                 Three months ended          Nine months ended
                                     February 28,               February 28,
                               ----------------------      ---------------------
                                   1995         1994          1995        1994
                                   ----         ----          ----        ----
                                                 (In thousands)
Interest expense,
  homebuilding .............    $  1,697     $    805     $  4,151     $  3,442
Interest income,
  homebuilding .............         (57)         (57)        (265)        (175)
                                --------     --------     --------     --------
                                $  1,640     $    748     $  3,886     $  3,267
                                ========     ========     ========     ========
Interest expense,
  mortgage banking .........    $    631     $    780     $  1,679     $  2,164
Interest income,
  mortgage banking .........        (694)        (806)      (2,031)      (2,171)
                                --------     --------     --------     --------
                                $    (63)    $    (26)    $   (352)    $     (7)
                                ========     ========     ========     ========

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

         The following unaudited pro forma combined financial data give effect to the Milburn and Heftler Acquisitions as if they had occurred on the first day of each period. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company, Milburn and Heftler. This information should be read in conjunction with the historical financial statements and notes thereto. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Milburn and Heftler Acquisitions had been effected during the period presented. The pro forma financial information is based on the purchase method of accounting for the Milburn and Heftler Acquisitions and reflects adjustments to record the profit of acquired inventories, amortize the non-compete agreements and the excess purchase price over the underlying value of net assets acquired, reflect the additional interest on acquisition indebtedness assumed and adjust income taxes for pro forma adjustments.
                                                           Nine Months ended
                                                               February 28,
Total revenues                                    -----------------------------
                                                       1995                1994
                                                       ----                ----
                                                           (in thousands)
Net income .....................................   $333,314            $297,772
Earnings per common share ......................     10,750               9,538
Earnings per common share ........................     1.55                1.60
  assuming full dilution .........................     1.41                1.42

         Milburn was the subject of an Internal Revenue Service ("IRS") audit for periods prior to its acquisition by the Company. In December 1994, the IRS completed their examination and the Company paid the resulting tax liability (including interest) of approximately $4,700,000. Such payment exceeded the tax liability recorded by the Company at the time Milburn was acquired. The Company recorded this excess payment of approximately $3,900,000 (including interest) as an adjustment to the purchase price of Milburn. The Company believes that it may recover all or a portion of the excess payment from the seller (under the terms of the acquisition agreement) or other parties.




                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                    ITEM 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Results of Operations
  Homebuilding

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                    Quarters ended           Nine months ended
                                     February 28,               February 28,
                                   -----------------         ------------------
                                     1995        1994          1995        1994
                                     ----        ----          ----        ----
Units delivered ................      797         604         2,357       2,013
Average sales price ............ $131,094    $120,276      $129,721    $117,870
Revenue from homes
  sales (000's) ................ $104,483    $ 72,647      $305,753    $237,273
Percentage increase
  from prior year ..............    43.8%       59.9%         28.9%       64.5%
Change due to volume ...........    31.9%       50.3%         17.1%       56.0%
Change due to average
  sales price ..................    11.9%        9.6%         11.8%        8.5%

         The volume increase for the nine months ended February 28, 1995 compared to the same period in the prior year was attributable to the Texas and Miami operations. Without Texas and Miami, the Company's unit volume was 2% less during the nine months than in the same period last year. The increase in average sales price was primarily due to deliveries in Phoenix and Denver, where sales prices have increased as a result of rising costs.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                                       February 28,
                                   --------------------------------------------
                                                 (Dollars in thousands)
                                          1995                     1994
                                          ----                     ----
                                    Units      Dollars        Units      Dollars
                                    -----      -------        -----      -------
Phoenix ....................          590    $  76,355          678    $  84,418
Texas ......................          297       31,400          309       33,852
Miami ......................           74       10,256         --           --
Denver .....................           94       17,086           94       16,837
California .................           49       13,316           25        6,850
                                ---------    ---------    ---------    ---------
         Total backlog .....        1,104    $ 148,413        1,106    $ 141,957
                                =========    =========    =========    =========

Average price per unit .....                 $     134                 $     128
                                             =========                 =========

         The aggregate sales value of new contracts signed increased as a result of the Texas and Miami operations in the three months ended February 28, 1995 to $96,022,000 representing 756 homes (including $34,569,000 in Texas and Miami representing 315 homes) as compared with $94,623,000 representing 754 homes (including $32,372,000 in Texas representing 294 homes) for the three months ended February 28, 1994.



         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                                 Quarters ended February 28,                   Nine months ended February 28,
                                                   1995                  1994                    1995                  1994
                                             Dollars     %          Dollars     %          Dollars     %          Dollars     %
                                           ---------  ------     ----------  ------      ---------  ------      ---------  ------
                                                                           (Dollars in thousands)
Revenue from home sales ................   $ 104,483  100.0%      $  72,647  100.0%      $ 305,753  100.0%      $ 237,273  100.0%
Cost of homes sales ....................      85,551   81.9          59,344   81.7         250,195   81.8         193,602   81.6
                                           ---------   -----      ---------   -----      ---------   -----      ---------   -----
Gross profit ...........................      18,932   18.1          13,303   18.3          55,558   18.2          43,671   18.4
SG&A expenses ..........................      11,744   11.2           8,141   11.2          33,549   11.0          25,913   10.9
                                           ---------   -----      ---------   -----      ---------   -----      ---------   -----
Operating income
  from homebuilding ....................       7,188    6.9           5,162    7.1          22,009    7.2          17,758    7.5
Interest, net ..........................       1,640    1.6             748    1.0           3,886    1.3           3,267    1.4
                                           ---------   -----      ---------   -----      ---------   -----      ---------   -----
Pre-tax profit
  from homebuilding ....................   $   5,548    5.3%      $   4,414    6.1%      $  18,123    5.9%      $  14,491    6.1%
                                           =========   =====      =========   =====      =========   =====      =========   =====


         Gross profit from home sales was 18.1% (18.5% excluding California operations) for the three months ended February 28, 1995 compared to 18.3% (20.9% excluding California operations) for the corresponding fiscal 1994 period. Gross profit from home sales was 18.2% (19.1% excluding California operations) for the nine months ended February 28, 1995 compared to 18.4% (20.8% excluding California operations) for the nine months ended February 28, 1994. The decrease in gross profit for the quarter and nine-month period ended February 28, 1995 compared to the same periods in fiscal 1994 was primarily the result of sales incentives and discounts that are being offered in the Austin Market. The Austin market had experienced competitive pressure resulting in the Company offering sales incentives and discounts in the Austin market. The Southern California market has been weak due to difficult economic conditions, concerns about home values and low consumer confidence. Accordingly, the Company has aggressively marketed its California homes in older subdivisions by offering sales incentives and discounts. At February 28, 1995, 22 homes remained to be delivered from these older subdivisions. Deliveries from the two subdivisions in Southern California which opened in the first two quarters of fiscal 1995 have produced a significant improvement in gross margins compared to the older subdivisions. An additional Southern California subdivision opened in March 1995.

         The increase in total SG&A expenses for the quarter and nine months ended February 28, 1995 was primarily due to the Texas and Miami operations. The current fiscal quarter and nine months included $3,754,000 and $11,497,000, respectively of SG&A expenses from Texas compared to $2,791,000 and $7,526,000, respectively in the third quarter and nine-month period ended February 28, 1994. In addition the current fiscal quarter and nine-months included $1,020,000 and $1,382,000, respectively of SG&A expense related to the Miami operations. SG&A expenses for each home delivered were $14,735 and $13,478 in the third quarter of fiscal 1995 and 1994, respectively and $14,234 and $12,872 in the first nine months of fiscal 1995 and 1994, respectively. The Company capitalizes certain SG&A expenses for homebuilding, accordingly, total SG&A costs incurred for homebuilding were $13,754,000 and $38,471,000 for the three and nine months, respectively ended February 28, 1995 compared to $9,668,000 and $29,647,000 for the corresponding fiscal 1994 periods.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $5,519,000 and $14,184,000 for the three and nine months ended February 28, 1995, respectively compared to $2,960,000 and $9,458,000 for the three and nine months ended February 28, 1994, respectively. Interest, net for homebuilding was $1,640,000 and $748,000 for the three months ended February 28, 1995 and 1994, respectively. For the nine month period ended February 28, 1995, interest, net for homebuilding was $3,886,000 compared with $3,267,000 for the nine months ended February 28, 1994. The increase in interest, both incurred and expensed, was primarily due to higher debt levels which resulted from the Heftler Acquisition.

         The Company's pre-tax profit from homebuilding for the nine months ended February 28, 1995 was $18,123,000 compared to $14,491,000 for the corresponding period ended February 28, 1994. The increase in pre-tax profit was due primarily to improved results from Phoenix, Denver and Southern California which contributed an additional $3,350,000 of pre-tax profit in the nine months ended February 28, 1995 compared to the nine months ended February 28, 1994.

Mortgage Banking

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiaries American Western Mortgage Company ("AWMC") in Arizona and Miltex Management, Inc. ("MMI") in Texas. The following table summarizes operating information for the Company's mortgage banking operations:

                                          Quarters ended       Nine months ended
                                           February 28,           February 28,
                                           ------------           ------------
                                          1995       1994       1995       1994
                                          ----       ----       ----       ----
                                                  (Dollars in thousands)

Number of loans originated .........       441        579      1,457      1,751

Loan origination fees ..............   $   404    $   498    $ 1,369    $ 1,529
Sale of servicing and
   marketing gains .................       600        760      2,045      2,382
Other revenue ......................       134         86        453        298
                                       -------    -------    -------    -------
         Total revenues ............     1,138      1,344      3,867      4,209
General and administrative
  expenses .........................     1,194      1,082      3,485      2,779
                                       -------    -------    -------    -------
Operating income (loss) from
  mortgage banking .................       (56)       262        382      1,430
Interest, net ......................       (63)       (26)      (352)        (7)
                                       -------    -------    -------    -------
  Pre-Tax profit from
    mortgage banking ...............   $     7    $   288    $   734    $ 1,437
                                       =======    =======    =======    =======

Revenues from mortgage banking operations decreased in the third quarter of fiscal 1995 primarily as a result of a decrease in third party originations in Texas. General and administrative expenses increased in the nine months ended February 28, 1995 primarily as a result of the Texas operations being reflected for the entire period in fiscal 1995. The Company retains a portion of the loan servicing of the loans it originates. At February 28, 1995, the servicing portfolio was approximately $58,376,000 compared to $59,037,000 at February 28, 1994.

  Consolidated Operations

         Net income was $10,681,000 ($1.54 per share, $1.40 fully diluted) for the nine months ended February 28, 1995 compared to $9,191,000 ($1.55 per share, $1.38 fully diluted) for the period ended February 28, 1994.

Liquidity and Capital Resources

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At February 28, 1995, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $20,000,000, and guaranteed a $10,000,000 secured line of credit for one of its subsidiaries. Additionally, the Company assumed $55 million of credit facilities ($15 million of which are unsecured) in connection with the Acquisitions. At February 28, 1995, there was $54,384,000 outstanding in the aggregate under these credit lines. The Company's revolving lines of credit bear interest at rates ranging from prime plus 1/2% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

         AWMC has a warehouse line of credit for $15,000,000 which is guaranteed by the Company. In addition, MMI has a warehouse line of credit for $10,000,000. Pursuant to the warehouse lines of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At February 28, 1995, the amount outstanding under the warehouse lines of credit and the amount of funding drafts that had not been presented for payment was $11,317,000. The Company believes that these lines are sufficient for its mortgage banking operations.

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

         The Board of Directors authorized on December 22, 1994 the repurchase from time to time of up to 500,000 shares of its Common Stock. Through March 31, 1995, the Company had purchased 45,000 shares for an aggregate price of $556,000.



                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  10.1(a) Fifth Modification Agreement dated as of March 14, 1995 between Bank One, Arizona NA "BOAZ" (formerly Valley National Bank of Arizona "VNB") and CHHC.

                  10.2(a) Second Modification Agreement dated as of March 15, 1995 between BOAZ and Milburn Investments, Inc.

                  10.3(a) First Modification Agreement dated as of March 2, 1995 between BOAZ and Miltex Mortgage of Texas L.P.

                  11             Statement of Computation of Earnings Per Share.

         (b) Reports on Form 8-K: The Company filed a report on Form 8K/A-1 dated November 18, 1994.





                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CONTINENTAL HOMES HOLDING CORP.


Date: April 12, 1995                          By:  /s/ Kenda B. Gonzales
                                                   ---------------------
                                                   KENDA B. GONZALES
                                                   Secretary and Treasurer
                                                   (Chief Financial Officer)

Date: April 12, 1995                          By:  /s/ Donald R. Loback
                                                   --------------------
                                                   DONALD R. LOBACK
                                                   Co-Chief Executive Officer




                                 EXHIBIT INDEX

Exhibit
Number                               Description                           Page

10.1(a) Fifth Modification Agreement dated as of March 14, 1995 between Bank One, Arizona NA "BOAZ" (formerly Valley National
                           Bank of Arizona "VNB") and CHHC.

10.2(a) Second Modification Agreement dated as of March 15, 1995 between BOAZ and Milburn Investments, Inc.

10.3(a) First Modification Agreement dated as of March 2, 1995 between BOAZ and Miltex
                           Mortgage of Texas L.P.

11                         Statement of Computation of Earnings
                           Per share.