Form 10-K405
period 1995-05-31
CONTINENTAL HOMES HOLDING CORP
filed 1995-08-25
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K
(Mark One)
  [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1995
                                       OR
  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from         to
                         Commission File Number 0-14830
                        CONTINENTAL HOMES HOLDING CORP.
             (Exact name of registrant as specified in its charter)
                              -------------------

           Delaware                                   86-0554624
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

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
                                          YES    X     NO
                                              ------      ------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 28, 1995 was $102,667,392. (This calculation assumes that all officers and directors of the Company are affiliates.)

         The number of shares of Common Stock outstanding as of July 28, 1995 was 6,928,270.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Stockholders for the year ended May 31, 1995 are incorporated herein by reference into Part II and portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 30, 1995 are incorporated herein by reference into Part III.

                        CONTINENTAL HOMES HOLDING CORP.
                            FORM 10-K ANNUAL REPORT
                           For the Fiscal Year Ended
                                  May 31, 1995

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
Item 1.       Business

                  General......................................................1
                  Land Acquisition and Development.............................1
                  Product Lines................................................2
                  Contract Backlog.............................................4
                  Marketing....................................................4
                  Construction and Customer Service............................4
                  Mortgage Banking.............................................5
                  Competition..................................................6
                  Regulation...................................................6
                  Employees....................................................7

Item 2.           Properties...................................................7

Item 3.           Legal Proceedings............................................7

Item 4.           Submission of Matters to a Vote of
                  Security Holders.............................................7


                                    Part II

Item 5.           Market for the Registrant's Common Equity
                  and Related Stockholder Matters..............................8

Item 6.           Selected Financial Data......................................8

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

Item 8.           Financial Statements and Supplementary Data..................9

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.......................9

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..........10

Item 11.          Executive Compensation......................................10

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.......................................10


Item 13.          Certain Relationships and Related Transactions..............10

                                    PART IV

Item 14.          Exhibits and Reports on Form 8-K............................11

                                     Part I

Item 1.           Business

GENERAL

Continental Homes Holding Corp. (the "Company"), a Delaware corporation, was formed in June 1986. The Company designs, constructs and sells single-family homes in Phoenix, Arizona; Austin and San Antonio, Texas; Denver, Colorado; Miami, Florida and Southern California. The Company entered the Miami, Florida market in November 1994 through the acquisition of Heftler Realty Co., a Florida Corporation ("Heftler"). The Company entered the Austin, Texas market in July 1993 through the acquisition of Milburn Investments, Inc., a Texas Corporation, and its related entities (collectively, "Milburn"). In January 1994, the Company acquired the operations of Aspen Homes ("Aspen"), a single family homebuilder in San Antonio, Texas. The Company also offers mortgage banking services in Arizona to its homebuyers and in Texas to its homebuyers and to third parties.

LAND ACQUISITION AND DEVELOPMENT

As of May 31, 1995, the Company operated 20 subdivisions in Phoenix, 16 subdivisions in Austin, six subdivisions in Denver, six subdivisions in San Antonio, three subdivisions in Miami and three subdivisions in Southern California. The following table summarizes the Company's available lot inventory at May 31, 1995 by location:
                                              AVAILABLE LOT INVENTORY
                                                                      Sites
                                                                    Available
                                               Homes Under          for Future
                                               Construction        Construction
                            Total Lots  ------------------------  --------------
                            Available   Sold    Specs(1)  Models  Unsold    Sold
                            ----------  ----    -----     ------  ------    ----
Phoenix ..................    4,335      657      167       57     3,290     164

Texas.....................    4,767      339      202       31     4,138      57

Denver....................    1,434       87       57       16     1,263      11

Miami.....................    1,339       37       17       15     1,221      49

California................      392       79       51       11       238      13
                             ------    -----    -----      ---    ------     ---

          Total...........   12,267    1,199      494      130    10,150     294
                             ======    =====    =====      ===    ======     ===

(1)      Speculative units are unsold homes under construction.

The Company's objective is to maintain a supply of land to meet anticipated homebuilding requirements for approximately two to three years.

At May 31, 1994 and 1995, the Company had an aggregate of 6,807 and 10,150 unsold lots, respectively, which represents an average of approximately a thirty-eight month inventory based on actual deliveries in fiscal 1995. The current inventory levels exceed the Company's objective as a result of the expansion into the Miami, Florida market and the Company's expansion of its Denver operations. The Company believes that an adequate supply of undeveloped land is available in its markets to maintain current levels of homebuilding. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

As of May 31, 1995, the Company also owned 417 acres in Carlsbad, California, located in San Diego County. Discretionary city entitlements for this project, which will result in approximately 760 dwelling units, was approved by the Carlsbad City Council in March 1995. The Company is currently working with state and federal governmental agencies regarding environmental issues with regard to the property and is preparing final improvement plans for the project. The Company is unable to predict the date on which all additional approvals necessary to commence development will be received, but it is currently actively seeking these additional approvals and will commence development as soon as the aforementioned approvals are received and financing is obtained.

PRODUCT LINES

As of May 31, 1995 the Company had active sales programs in 20 subdivisions in Phoenix, in 16 subdivisions in Austin, in six subdivisions in Denver, in six subdivisions in San Antonio, in three subdivisions in Miami and in three subdivisions in Southern California. The product line constructed by the Company in a particular subdivision is dependent upon many factors, including the housing generally available in the area, the needs of the particular market and the Company's cost of lots in the subdivision. The Company typically offers between three and sixteen floorplans within the same product line in each subdivision and often offers the same models in similar subdivisions. Models are periodically reviewed and updated to reflect changing homebuyer preferences. Both new models and design modifications are generally developed by Company employees.

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

                                 PRODUCT LINES

                                             Living Area       Base Price Range
                                            (Square Feet)       at May 31, 1995
                                            -------------      -----------------
Phoenix
  Move-up
   single-family.........................    1,636-3,761       $ 99,900-$182,300
  Entry-level
   single-family.........................    1,287-2,484       $ 79,900-$157,400

Texas
  Move-up
   single-family.........................    1,799-3,230       $121,300-$164,400
  Entry-level
   single-family ........................      924-2,630       $ 58,950-$132,400

Denver
  Move-up
   single-family.........................    1,820-3,096       $150,800-$232,900

Miami
  Move-up
   single-family.........................    1,615-2,511       $131,900-$166,900
  Entry-level
   Single-family.........................    1,445-2,012       $111,900-$139,900

California
  Move-up
   single-family.........................    2,833-4,021       $336,000-$417,000
  Entry-level
   single-family.........................    1,803-3,165       $147,900-$199,900

                                HOMES DELIVERED

                                                       Years ended May 31,
                                                 -------------------------------
                                                   1995       1994        1993
                                                   ----       ----        ----
Move-up single-family
  Revenues (000's)............................   $208,026   $128,494    $ 56,293
  Units ......................................      1,281        811         350
  Average sales price.........................   $162,400   $158,400    $160,800
Entry-level single-family
  Revenues (000's)............................   $206,692   $206,615    $143,719
  Units ......................................      1,921      1,976       1,419
  Average sales price.........................   $107,600   $104,600    $101,300
Townhomes and duplex homes
  Revenues (000's) ...........................         --   $  4,922          --
  Units ......................................         --         44          --
  Average sales price ........................         --   $111,900          --
Total
  Revenues (000's)............................   $414,718   $340,031    $200,012
  Units ......................................      3,202      2,831       1,769
  Average sale price..........................   $129,500   $120,100    $113,100

Fluctuations in the number of homes delivered by product type are generally related to product availability, market conditions or the introduction of a new product.

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

As of May 31, 1995, the Company's contract backlog had an aggregate sales value of $198,126,000 and consisted of 1,493 homes. The contract backlog as of May 31, 1994 had an aggregate sales value of $147,242,000 and consisted of 1,136 homes. The Company anticipates that substantially all of the homes in backlog at May 31, 1995 will close by the end of calendar 1995.

MARKETING

The Company markets its homes to first-time and move-up buyers. Although the Company utilizes the services of independent brokers, approximately 39% of its homes sold in fiscal 1995 were sold by Company commissioned personnel (without the assistance of independent brokers) from sales offices located in furnished model homes in the subdivisions. Sales personnel are trained by the Company and attend weekly meetings to be updated on financing availability, construction schedules and marketing and advertising plans. Company sales personnel and independent brokers are generally paid a commission at the time of closing of between 1% and 2% (depending on the market) and 3%, respectively, of the sales price of the home. The Company uses radio, newspaper, magazine, billboard displays, special promotional events and, occasionally, television in its marketing program.

The Company builds its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), thereby providing prospective buyers the added benefits of FHA-insured and VA-guaranteed mortgages.

CONSTRUCTION AND CUSTOMER SERVICE

The Company designs and supervises the development and building of its projects. The construction period for the Company's homes during fiscal 1995 ranged from 100 to 180 days in Phoenix, from 75 to 120 days in Texas, from 120 to 180 days in Denver, from 90 to 120 days in Miami and from 100 to 150 days in Southern California.

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

In Phoenix, Denver, Miami and Southern California, the Company constructs homes principally against orders which are evidenced by written contracts and modest escrow deposits. In fiscal 1995, approximately 16% of such contracts have been cancelled, a majority of such cancellations being attributable to the inability of the prospective purchaser to qualify for financing. The Company attempts to limit cancellations by training its sales force to determine the qualification of potential homebuyers at the sales office. The Company classifies a unit as speculative when construction commences on a unit that does not have a written contract. The Company may construct speculative units in order to maintain an inventory for quick delivery or to continue the construction sequence. The majority of the Company's speculative units are less than 50% complete. Historically, the Texas market constructs a proportionately larger number of speculative units than the Company's other markets. As a result of such cancellations and construction procedures, at May 31, 1994 and May 31, 1995, the Company had respectively, 503 and 494 (including 219 and 202, respectively in Texas) speculative units under construction.

MORTGAGE BANKING

The Company commenced mortgage banking operations in 1986 and all mortgage operations of the Company have been conducted by American Western Mortgage Company ("AWMC") and Miltex Management, Inc. ("MMI"), which are approved by the FHA and VA as qualified mortgage lenders. As of July 1, 1995 all mortgage operations of the Company are being conducted by AWMC which has changed its name to CH Mortgage Company ("CHMC"). For the year ended May 31, 1995, AWMC and MMI provided mortgage financing for more than 51% and 61% of the Company's customers in Phoenix and Austin, respectively.

As a mortgage banker, CHMC completes the processing of loan applications, performs credit checks, submits applications to mortgage lenders for approval, and originates and sells mortgage loans. CHMC has a $25,000,000 warehouse line of credit to fund the mortgage loans on an interim basis. CHMC bears the interest expense and receives the interest income while mortgages are warehoused. Accordingly, depending upon the relative interest rates of such loans and the related mortgages and the extent to which mortgages are financed, CHMC may have net interest income or expense during the warehouse period.

CHMC establishes its interest rates and terms to facilitate the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by the FHA, VA, GNMA and FNMA. Interest rates are generally established by prevailing market rates, although lower rates may be offered from time to time to remain competitive in certain markets.

Each mortgage originated by CHMC contains the provision for a servicing fee (which is included as a part of the monthly payment made by the mortgagor) to be paid for the collection of, and accounting for, mortgage payments. This servicing fee provision is a separate interest in the mortgage that may be sold independently of, or together with, the mortgage itself. CHMC began retaining a portion of the servicing portfolio in fiscal 1991 and from time to time may continued to do so, although this is not expected to become a material part of the Company's business. During fiscal 1995, the Company sold significantly all of the servicing rights that were originated.

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

The Company's mortgage banking subsidiary must also comply with various federal and state laws and consumer credit rules and regulations as well as rules and regulations in connection with its mortgage lending activities. Additionally, mortgage loans originated under the FHA, VA, FNMA and GNMA are subject to rules and regulations imposed by such agencies.

EMPLOYEES

At May 31, 1995, the Company and its subsidiaries employed approximately 441 persons, including corporate staff, sales personnel, construction personnel and mortgage and title staff. None of the Company's employees is covered by any collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.           PROPERTIES

         The Company's principal offices are located at 7001 North Scottsdale, Road, Suite 2050, Scottsdale, Arizona 85253. The offices, which include approximately 22,000 square feet, are leased for a term expiring March 2001.

Item 3.           LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings which it believes would have a material effect on the Company's financial position or operating results. The Company has filed suit against William O. Milburn and Ernst & Young seeking reimbursement for the payments made to the Internal Revenue Service in excess of the tax liability recorded at the time Milburn was acquired.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II

Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since December 15, 1993 the Company's Common Stock has traded on the New York Stock Exchange (Symbol: CON). Prior to that date, the Company's Common Stock was traded on the American Stock Exchange. The following table sets forth for each period indicated the high and low closing sales prices of the Company's Common Stock and cash dividends paid:
                                                                       Dividends
                                      High               Low           Per Share
                                      ----               ---           ---------
Year Ended May 31, 1994:
         First Quarter............   $22.50            $13.38             $.05
         Second Quarter...........    23.75             20.63              .05
         Third Quarter............    23.88             18.50              .05
         Fourth Quarter...........    21.38             13.88              .05

Year Ended May 31, 1995:
         First Quarter............   $15.75            $13.38             $.05
         Second Quarter...........    17.25             13.50              .05
         Third Quarter............    14.13             11.63              .05
         Fourth Quarter...........    15.88             11.00              .05

DIVIDEND POLICY

Declarations of dividends are within the discretion of the Board of Directors and are dependent upon various factors, including the earnings, cash flow, capital requirements and operating and financial condition of the Company. In addition, the Company's ability to pay dividends in excess of current levels is restricted by certain of its loan agreements and its 12% Senior Notes. See Note E of "Notes to Consolidated Financial Statements" of the Company. At August 15, 1995, there were 144 holders of record of the Company's Common Stock.

Item 6.           SELECTED FINANCIAL DATA

         Information relating to this item appears under the caption "Financial Highlights" on the inside cover page of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and the Notes thereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information relating to this item appears under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 through 17 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information relating to this item appears on pages 19 through 31 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to this item appears in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on August 30, 1995, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

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


                                    PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) 1.            Financial Statements

         The following consolidated financial statements of Continental Homes Holding Corp. and Subsidiaries, included in the Annual Report to Shareholders for the year ended May 31, 1995, are incorporated by reference in Item 8:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets - May 31, 1995 and 1994.

         Consolidated Statements of Income - years ended May 31, 1995, 1994 and 1993.

         Consolidated Statements of Stockholders' Equity - years ended May 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows - years ended May 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

(a) 2.            Financial Statement Schedules

         Not applicable.

(a) 3.            Exhibits

2.1 Stock Purchase Agreement between William O. Milburn and the Company dated July 28, 1993. Incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K dated July 29, 1993.

2.2(a) Stock Purchase Agreement between Seller and the Company dated November 3, 1994. Incorporated by reference to
                  Exhibit 2.1 to the Company's report on Form 8-K dated November 18, 1994.

2.2(b)* Amendment to Stock Purchase Agreement between Seller and the Company dated November 18, 1994.

2.2(c)* Second Amendment to Stock Purchase Agreement between Seller and the Company dated November 18, 1994.

2.2(d)* Third Amendment to Stock Purchase Agreement between Seller and the Company dated July 12, 1995.

3.1(a)            Certificate of Incorporation of the Company.
                  Incorporated by reference to Exhibit 3.1(a) to Registration Statement No. 33-6797, as filed on June 25, 1986.

3.1(b)            Amendment to Certificate of Incorporation of the Company.
                  Incorporated by reference to Exhibit 3.1(b) to Amendment No. 2 to Registration Statement No. 33-6797, as filed on January 30, 1987.

3.1(c) Certificate of Second Amendment of the Certificate of Incorporation. Incorporated by reference to Exhibit 3 to the Company's report on Form 10-Q for the quarter ended August 31, 1993.

3.2               By-laws of the Company.  Incorporated by reference to
                  Exhibit 3.2 to Registration Statement No. 33-6797, as filed on June 25, 1986.

4.1 Indenture dated as of March 15, 1992 between the Company and Manufacturers and Traders Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-K for the year ended May 31, 1992.

4.2(a) Indenture dated as of August 1, 1992 between the Company and Fidelity Bank, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended August 31, 1992.

4.2(b) First Supplemental Indenture dated as of March 22, 1994 to the Indenture dated August 1, 1992, between CHHC and First Fidelity Bank, National Association, (formerly Fidelity Bank, National Association), as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on Form 10-Q for the quarter ended February 28, 1994.

10.1(a) Lease Agreement dated August 1, 1990, as amended, for the Company's principal office located at 7001 N. Scottsdale Road, Suite 2050, Scottsdale, Arizona. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-K for the year ended May 31, 1991.

10.1(b) Third Amendment to Lease Agreement dated June 27, 1994 for the Company's principal office located at 7001 N. Scottsdale Road, Suite 2050, Scottsdale, Arizona. Incorporated by reference to Exhibit 10.1(b) to the Company's report on Form 10-K for the year ended May 31, 1994.

10.2(a)+          The Company's Restated 1986 Stock Incentive Plan.
                  Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 33-6797, as filed on January 30, 1987.

10.2(b)+ The Company's 1988 Stock Incentive Plan (As amended and restated July 23, 1992). Incorporated by reference to Exhibit A to the Company's Notice of Annual Meeting and Proxy Statement dated August 3, 1992.

10.3* Amended and Restated Mortgage Warehousing Credit and Security Agreement dated as of July 1, 1995 between Bank One, Arizona, NA ("BOAZ") and CHMC.

10.4* Replacement Revolving Line of Credit Promissory Note dated July 1, 1995 by CHMC in favor of BOAZ in the principal amount of up to $25,000,000.

10.5(a) Loan Agreement dated as of February 25, 1993 between Valley National Bank of Arizona ("VNB") and the Company. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended February 28, 1993.

10.5(b) First Modification Agreement dated as of February 25, 1994 between BOAZ (formerly VNB) and CHHC. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended February 28, 1994.

10.5(c) Second Modification Agreement dated as of March 31, 1994 between BOAZ (formerly VNB) and CHHC. Incorporated by reference to Exhibit 10.5(c) to the Company's report on Form 10-K for the year ended May 31, 1994.

10.5(d) Third Modification Agreement dated as of November 17, 1994 between BOAZ (formerly VNB) and CHHC. Incorporated by reference to Exhibit 10.1 (a) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.5(e) Fourth Modification Agreement dated as of November 22, 1994 between BOAZ (formerly VNB) and CHHC. Incorporated by reference to Exhibit 10.1 (b) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.5(f) Fifth Modification Agreement dated as of March 14, 1995 between BOAZ (formerly VNB) and CHHC. Incorporated by reference to Exhibit 10.1 (a) to the Company's report on Form 10-Q for the quarter ended February 28, 1995.

10.5(g)* Sixth Modification Agreement dated as of May 17, 1995 between BOAZ (formerly VNB) and CHHC.

10.6 Promissory Note dated February 25, 1993 by the Company in favor of VNB in the principal amount of $10,000,000. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended February 28, 1993.

10.7(a) Amended and Restated Loan Agreement dated as of October 28, 1994 between BOAZ and Milburn Investments, Inc. ("MII"). Incorporated by reference to Exhibit 10.2 (a) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.7(b) First Modification Agreement dated as of December 8, 1994 between BOAZ and MII. Incorporated by reference to
                  Exhibit 10.2 (b) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.7(c) Second Modification Agreement dated as of March 15, 1995 between BOAZ and MII. Incorporated by reference to
                  Exhibit 10.2 (a) to the Company's report on Form 10-Q for the quarter ended February 28, 1995.

10.7(d)* Third Modification Agreement dated as of May 19, 1995 between BOAZ and MII.

10.7(e)* Fourth Modification Agreement dated as of July 28, 1995 between BOAZ and MII.

10.8 Replacement Promissory Note dated October 28, 1994 by MII in favor of BOAZ in the principal amount of $25,000,000. Incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.9(a) Loan Agreement dated November 17, 1994 between BOAZ and Heftler Realty Co. ("Heftler"). Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated November 18, 1994.

10.9(b) First Modification Agreement dated as of November 22, 1994 between BOAZ and Heftler. Incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.9(c)* Second Modification Agreement dated as of May 19, 1995 between BOAZ and Heftler.

10.10 Promissory Note dated November 17, 1994 by Heftler in favor of BOAZ in the principal amount of $10,000,000. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated November 18, 1994.

10.11(a) Master Loan Agreement dated August 29, 1994 between NationsBank of Florida, N.A. ("Nations") and Heftler. Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated November 18, 1994.

10.11(b) First Amendment to Loan Agreement dated November 16, 1994 between Nations and Heftler. Incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K dated November 18, 1994.

10.12 Consolidated Promissory Note dated November 16, 1994 by Heftler in favor of Nations in the principal amount of $20,000,000. Incorporated by reference to Exhibit 10.5 to the Company's report on Form 8-K dated November 18, 1994.

10.13(a) Loan Agreement dated as of November 17, 1994 between BOAZ and KDB Homes, Inc. ("KDB"). Incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.13(b)*         First Modification Agreement dated as of January 20, 1995
                  between BOAZ and KDB.

10.13(c)*         Second Modification Agreement dated as of May 19, 1995
                  between BOAZ and KDB.

10.14 Promissory Note dated November 17, 1994 by KDB in favor of BOAZ in the principal amount of $10,000,000.
                  Incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.15(a) Loan Agreement dated as of April 5, 1993 between Norwest Bank Arizona, National Association ("Norwest") and CHHC. Incorporated by reference to Exhibit 10.8(a) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.15(b) First Amendment to Loan Agreement dated as of November, 1993 between Norwest and CHHC. Incorporated by reference to Exhibit 10.8(b) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.15(c) Second Amendment to Loan Agreement dated as of April 1, 1994 between Norwest and CHHC. Incorporated by reference to Exhibit 10.8(c) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.15(d) Third Amendment to Loan Agreement dated as of July 7, 1994 between Norwest and CHHC. Incorporated by reference to Exhibit 10.8(d) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

10.15(e) Fourth Amendment to Loan Agreement dated as of November 14, 1994 between Norwest and CHHC. Incorporated by reference to Exhibit 10.8(c) to the Company's report on Form 10-Q for the quarter ended November 30, 1994.

11.*     Statement Re Computation of Per Share Earnings.

13.* Inside cover page and pages 14 through 31 of the Annual Report to Stockholders for the year ended May 31, 1995.

21.*     Subsidiaries of the Company.

23.*     Consent of Independent Public Accountants.

27.*     Financial Data Schedule.
------------------------
+ Denotes a compensatory plan or agreement.
* Filed herewith.

(b)               Reports on Form 8-K
                  There were no reports filed on Form 8-K during the last quarter of the year ended May 31, 1995. The Company filed a report on Form 8-K dated November 18, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 25, 1995                CONTINENTAL HOMES HOLDING CORP.

                                        By: /s/ Kathleen R. Wade
                                            ------------------------------------
                                        Kathleen R. Wade
                                        Co-Chief Executive Officer


                                        By: /s/ Donald R. Loback
                                            ------------------------------------
                                        Donald R. Loback
                                        Co-Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Donald R. Loback                                      August 25, 1995
----------------------------                             ----------------
Donald R. Loback                                               Date
Co-Chief Executive
Officer and Director


/s/ Kathleen R. Wade                                      August 25, 1995
----------------------------                             ----------------
Kathleen R. Wade                                               Date
Co-Chief Executive
Officer and Director


/s/ Robert J. Wade                                        August 25, 1995
----------------------------                             ----------------
Robert J. Wade                                                 Date
President and Director


/s/ Kenda B. Gonzales                                     August 25, 1995
----------------------------                             ----------------
Kenda B. Gonzales                                              Date
Secretary and Treasurer
Principal Financial
and Accounting Officer


/s/ W. Thomas Hickcox                                    August 25, 1995
----------------------------                            ----------------
W. Thomas Hickcox                                              Date
Director


/s/ Bradley S. Anderson                                  August 25, 1995
----------------------------                            ----------------
Bradley S. Anderson                                            Date
Director



/s/ Jo Ann Rudd                                          August 25, 1995
----------------------------                            ----------------
Jo Ann Rudd                                                    Date
Director



/s/ William Steinberg                                    August 25, 1995
----------------------------                            ----------------
William Steinberg                                              Date
Director

                                                 INDEX OF EXHIBITS

                                                                  Page Number


2.2(b)            Amendment to Stock Purchase Agreement
                  between Seller and the Company dated
                  November 18, 1994.
2.2(c)            Second Amendment to Stock Purchase
                  Agreement  between  Seller and the
                  Company dated  November 18, 1994.
2.2(d)            Third Amendment to Stock Purchase
                  Agreement between Seller and the
                  Company dated July 12, 1995.
10.3              Amended and Restated Mortgage
                  Warehousing Credit and Security
                  Agreement dated as of July 1, 1995
                  between Bank One, Arizona, NA
                  ("BOAZ") and CHMC.
10.4              Replacement  Revolving  Line of Credit
                  Promissory  Note dated
                  July 1, 1995 by CHMC in favor of
                  BOAZ in the principal amount of
                  up to $25,000,000.
10.5(g)           Sixth Modification Agreement
                  dated as of May 17, 1995 between
                  BOAZ (formerly VNB) and CHHC.
10.7(d)           Third Modification Agreement dated
                  as of May 19, 1995 between BOAZ and MII.
10.7(e)           Fourth Modification Agreement dated
                  as of July 28, 1995 between BOAZ and MII.
10.9(c)           Second Modification Agreement dated
                  as of May 19, 1995 between BOAZ
                  and Heftler.
10.13(b)          First Modification Agreement dated
                  as of January 20, 1995 between
                  BOAZ and KDB.
10.13(c)          Second Modification Agreement dated
                  as of May 19, 1995 between BOAZ and KDB.
11.               Statement Re Computation of Per                   E-2
                  Share Earnings.
13.               Inside cover page and pages 14 through
                  31 of the Annual Report to Stockholders
                  for the year ended May 31, 1995.
21.               Subsidiaries of the Company.                      E-3
23.               Consent of Independent Public Accountants         E-4