Form 10-Q
period 1995-08-31
CONTINENTAL HOMES HOLDING CORP
filed 1995-10-13
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                       ----------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995

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

                  YES   X                       No
                      ----                         ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
         Class of Common Stock                             September 30, 1995
         ---------------------                             ------------------
            $.01 par value                                     6,949,715

                        CONTINENTAL HOMES HOLDING CORP.


                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                AUGUST 31, 1995


                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                              Page

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of August 31, 1995
              and May 31, 1995.................................................3

            Consolidated Statements of Income for the three
              months ended August 31, 1995 and 1994............................4

            Consolidated Statements of Cash Flows for the three
              months ended August 31, 1995 and 1994............................5

            Notes to unaudited Consolidated Financial
              Statements.......................................................6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9

PART II.    OTHER INFORMATION

  Item 4.   Submission of matters to a vote of Security Holders...............13

  Item 6.   Exhibits and Reports on Form 8-K..................................13

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                      August 31,        May 31,
                                                        1995             1995
                                                      ----------        -------
ASSETS                                                      (In thousands)
Homebuilding:
      Cash and cash equivalents                       $  14,248       $  12,848
      Receivables                                         9,655          10,108
      Homes, lots and improvements
        in production                                   287,183         291,331
      Property and equipment, net                         2,405           2,456
      Prepaid expenses and other assets                  23,398          20,516
      Excess of cost over related
        net assets acquired                              12,713          13,400
                                                      ---------       ---------
                                                        349,602         350,659
                                                      ---------       ---------
Mortgage banking:
      Mortgage loans held for sale                       16,551          17,593
      Mortgage loans held for long-term
        investment, net                                  17,408          17,783
      Other assets                                        1,058             798
                                                      ---------       ---------
                                                         35,017          36,174
                                                      ---------       ---------
      Total assets                                    $ 384,619       $ 386,833
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other
        liabilities                                   $  43,317       $  39,405
      Notes payable, senior and
        convertible subordinated debt                   187,986         198,814
      Deferred income taxes                               3,072           2,048
                                                      ---------       ---------
                                                        234,375         240,267
                                                      ---------       ---------
Mortgage banking:
      Notes payable                                      15,440          16,072
      Bonds payable                                      17,662          17,939
      Other                                               1,719           2,076
                                                      ---------       ---------
                                                         34,821          36,087
                                                      ---------       ---------
      Total liabilities                                 269,196         276,354
                                                      ---------       ---------

Commitments and contingencies

Stockholders' equity Preferred stock,
  $.01 par value:
        Authorized - 2,000,000 shares
        Issued - None                                        --              --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued - 7,080,900 shares                            71              71
      Treasury stock, at cost - 150,130
        and 156,130 shares                                 (526)           (591)
      Capital in excess of par value                     59,610          59,610
      Retained earnings                                  56,268          51,389
                                                      ---------       ---------
      Total stockholders' equity                        115,423         110,479
                                                      ---------       ---------
      Total liabilities and
        stockholders' equity                          $ 384,619       $ 386,833
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (In thousands, except per share data)

                                                          Three months ended
                                                               August 31,
                                                          ------------------
                                                          1995           1994
REVENUES                                                  ----           ----

      Home sales                                     $   132,946    $   105,100
      Land sales                                          10,761           --
      Mortgage banking and title operations                2,586          1,866
      Other income, net                                      112             77
                                                     -----------    -----------
        Total revenues                                   146,405        107,043
                                                     -----------    -----------

COSTS AND EXPENSES

Homebuilding:
      Cost of home sales                                 108,426         85,617
      Cost of land sales                                  10,831             75
      Selling, general and
        administrative expenses                           14,956         11,118
      Interest, net                                        1,149            938
Mortgage banking and title operations:
      Selling, general and
        administrative expenses                            1,724          1,439
      Interest, net                                           55           (173)
                                                     -----------    -----------

        Total costs and expenses                         137,141         99,014
                                                     -----------    -----------

Income before income taxes                                 9,264          8,029
Income taxes                                               4,040          3,513
                                                     -----------    -----------

Net income                                           $     5,224    $     4,516
                                                     ===========    ===========

Earnings per common share                            $       .75    $       .65

Earnings per common share
  assuming full dilution                             $       .66    $       .58

Cash dividend per share                              $       .05    $       .05

Weighted average number of
  shares outstanding                                   6,927,672      6,962,770
                                                     ===========    ===========




The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Three months ended
                                                                 August 31,
                                                             ------------------
                                                              1995        1994
                                                              ----        ----
                                                               (In thousands)
Cash flows from operating activities:
      Net income                                         $   5,224    $   4,516
        Adjustments to reconcile
          net income to net cash provided
          (used) by operating activities:
          Depreciation and amortization                        840          638
          Increase in deferred income taxes                  1,024          868
      Decrease (increase) in assets
        Homes, lots and improvements
          in production                                      4,148      (24,424)
        Receivables                                          1,909        8,498
        Prepaid expenses and other assets                   (3,118)      (1,369)
      Increase in liabilities
        Accounts payable and other liabilities               3,555        1,518
                                                         ---------    ---------
      Net cash provided (used) by
        operating activities                                13,582       (9,755)
                                                         ---------    ---------

Cash flows from investing activities:
      Net additions of property and equipment                 (123)        (121)
                                                         ---------    ---------
      Net cash used by investing activities                   (123)        (121)
                                                         ---------    ---------

Cash flows from financing activities:
      Decrease in notes payable to financial
        institutions                                       (11,468)      (2,088)
      Retirement of bonds payable                             (311)      (1,821)
      Stock options exercised                                   65           --
      Dividends paid                                          (345)        (352)
                                                         ---------    ---------
      Net cash used by financing activities                (12,059)      (4,261)
                                                         ---------    ---------
      Net increase (decrease) in cash                        1,400      (14,137)
      Cash at beginning of period                           12,848       28,809
                                                         ---------    ---------
      Cash at end of period                              $  14,248    $  14,672
                                                         =========    =========

Supplemental  disclosures of cash flow information:
      Cash paid during the period for:
        Interest, net of amounts capitalized             $   1,958    $   1,603
        Income taxes                                     $      --    $     675





The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

          The consolidated financial statements include the accounts of Continental Homes Holding Corp. and its subsidiaries (the "Company"). In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

          These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended May 31, 1995, filed with the Securities and Exchange Commission.

          The results of operations for the three months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.   Interest Capitalization

          The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $4,081,000 and $3,222,000 and expensed as a component of cost of goods sold $3,662,000 and $2,263,000 in the three months ended August 31, 1995 and 1994, respectively.

Note 3.   Notes Payable, Senior and Convertible Subordinated Debt

          Notes  payable,   senior  and   convertible   subordinated   debt  for
          homebuilding consist of:

                                                 August 31,          May 31,
                                                   1995               1995
                                                 ----------          -------
                                                        (In thousands)


Notes payable                                    $ 43,892           $ 54,729
12% senior notes, due 1999, net of
  premium of $1,349 and $1,430                    111,349            111,430
6-7/8% convertible subordinated notes,
  due 2002, net of discount of $2,255
  and $2,345                                       32,745             32,655
                                                 --------           --------
                                                 $187,986           $198,814
                                                 ========           ========
Note 4.  Interest, Net

         The summary of the components of interest, net is as follows:
                                                          Three months ended
                                                              August 31,
                                                          ------------------
                                                           1995         1994
                                                           ----         ----
                                                             (In thousands)
Interest expense, homebuilding                            $1,234      $ 1,087
Interest income, homebuilding                                (85)        (149)
                                                          ------      -------
                                                          $1,149      $   938
                                                          ======      =======
Interest expense, mortgage banking                        $  724      $   516
Interest income, mortgage banking                           (669)        (689)
                                                          ------      -------
                                                          $   55      $  (173)
                                                          ======      =======

Note 5.  Acquisition of Heftler Realty Co. (the "Acquisition")

         On November 18, 1994, the Company completed the acquisition of 100% of the Common Stock of Heftler Realty Co. ("Heftler"), a Miami, Florida homebuilder, for $29.2 million in cash. The acquisition was accounted for by the purchase method with the results of operations of Heftler included beginning November 1, 1994. The excess of cost over related net assets acquired is being amortized over ten years using the straight-line method.

         The following unaudited pro forma combined financial data give effect to the Heftler Acquisition as if it had occurred on the first day of the August 31, 1994 quarter. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Heftler. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Heftler Acquisition had been effected during the period presented. The pro forma financial information is based on the purchase method of accounting for the Heftler Acquisition and reflects adjustments to record the profit of acquired inventories, amortize the excess purchase price over the underlying value of net assets acquired, record the additional interest on acquisition indebtedness assumed and adjust income taxes for the pro forma adjustments.

                                                    Three Months ended
                                                      August 31, 1994
                                                    ------------------
                                                      (In thousands)

Total revenues                                         $   112,501
Net income                                                   4,147
Earnings per common share                                      .60
Earnings per common share
  assuming full dilution                                       .53



                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                    ITEM 2.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

Results of Operations
---------------------
  Homebuilding

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                                            Quarters ended
                                                               August 31,
                                                            --------------
                                                           1995            1994
                                                           ----            ----
Units delivered                                           1,029             826
Average sales price                                    $129,200        $127,240
Revenue from homes sales (000's)                       $132,946        $105,100
Percentage increase from prior year                        26.5%           36.6%
Change due to volume                                       24.6%           23.1%
Change due to average sales price                           1.9%           13.5%

         The volume increase in the quarter ended August 31, 1995 compared to the quarter ended August 31, 1994 resulted from improved sales in Southern California, Texas and Phoenix during the fourth fiscal quarter of 1995. Phoenix sales increased as a result of an increase in the number of subdivisions open during the third and fourth quarter of fiscal 1995 compared to the third and fourth quarters of fiscal 1994. Significant volume increases in early fiscal 1994 resulted in the Company selling out of several subdivisions in Phoenix faster than anticipated. Additionally, the Company believes that relatively low interest rates contributed to improved sales.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                              August 31,
                    -----------------------------------------------------------
                                        (Dollars in thousands)
                             1995                                1994
                             ----                                ----
                    Units           Dollars              Units          Dollars
                    -----           -------              -----          -------
Phoenix             1,003          $126,424                613         $ 79,000
Texas                 420            46,733                274           31,004
Miami                 118            16,731                 --               --
Denver                118            23,901                 99           18,109
California             89            20,388                 42           11,709
                    -----          --------              -----          -------
   Total backlog    1,748          $234,177              1,028         $139,822
                    =====          ========              =====         ========

Average price per unit                 $134                                $136
                                       ====                                ====

         The increase in backlog at August 31, 1995 resulted from improved sales in each individual market during the first fiscal quarter of 1996 and the Company's expansion into the Miami, Florida market. The aggregate sales value of new contracts signed increased 74% in the three months ended August 31, 1995 as a result of the aforementioned improved sales to $166,183,000 representing 1,284 homes (including $7,784,000 in Miami representing 57 homes) as compared with $95,768,000 representing 718 homes for the three months ended August 31, 1994.

         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                             Quarters ended August 31,
                                             -------------------------
                                              1995                 1994
                                              ----                 ----
                                       Dollars     %        Dollars      %
                                       -------   ----       -------    ----
                                               (Dollars in thousands)

Revenue from home sales               $132,946  100.0%      $105,100  100.0%
Cost of home sales                     108,426   81.6         85,617   81.5
                                      --------  -----       --------  -----
Gross profit from home sales            24,520   18.4         19,483   18.5
SG&A expenses                           14,956   11.2         11,118   10.5
                                      --------  -----       --------  -----
Operating income from homebuilding       9,564    7.2          8,365    8.0
Interest, net                            1,149     .9            938    1.0
                                      --------  -----       --------  -----
Pre-tax profit from homebuilding      $  8,415    6.3%      $  7,427    7.0%
                                      ========   ====       ========   ====

         Gross profit from home sales was 18.4% for the three months ended August 31, 1995 compared to 18.5% for the corresponding fiscal 1995 period. In connection with the acquisitions in Texas and Miami, Florida, the Company capitalized a portion of the purchase price and includes such capitalized purchase price in the cost of home sales when the related units are delivered (purchase accounting adjustments). Gross profit from home sales, exclusive of purchase accounting adjustments was 18.5% in the first quarter of fiscal 1996, compared to 18.9% in the quarter ended August 31, 1994. The decrease in gross profit in the quarter ended August 31, 1995 compared to the quarter ended August 31, 1994 was primarily the result of sales price discounts that were offered in Phoenix during the third and fourth quarter of fiscal 1995 offset, in part, by improved margins in Southern California as the Company completed its lower-margin older subdivisions.

         The increase in total SG&A expenses for the quarter ended August 31, 1995 compared to the quarter ended August 31, 1994 was due to the addition of the Miami operation during the second quarter of fiscal 1995. The first fiscal quarter of 1996 included $882,000 of SG&A expenses from Miami. Additionally, the Company experienced higher variable marketing costs (sales commissions, advertising and model furniture amortization) due to the increase in the number of homes delivered, higher salaries, and higher customer service costs. SG&A expenses for each home delivered were $14,534 and $13,460 in the first quarter of fiscal 1996 and 1995, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $16,980,000 for the three months ended August 31, 1995 compared to $12,660,000 for the corresponding fiscal 1995 period.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $5,315,000 for the three months ended August 31, 1995 compared to $4,309,000 for the three months ended August 31, 1994. Interest, net for homebuilding was $1,149,000 and $938,000 for the three months ended August 31, 1995 and 1994, respectively. The increase in interest, both incurred and expensed, for the quarter ended August 31, 1995 compared to the same quarter of the previous year, was due to higher debt levels which resulted primarily from the Heftler acquisition.

         The Company's pre-tax profit from homebuilding for the three months ended August 31, 1995 was $8,415,000 compared to $7,427,000 for the corresponding quarter ended August 31, 1994. Pre-tax profit increased in the first quarter of fiscal 1996 due primarily to improved results in Texas and Southern California partially offset by a decline in Phoenix results and the negative impact from the inclusion of Miami results. Miami's pre-tax loss was caused by weather related delays in the opening of a new subdivision and delays in the municipalities issuing permits.

Mortgage Banking
----------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The following table summarizes operating information for the Company's mortgage banking operations:
                                                         Quarters ended
                                                           August 31,
                                                         --------------
                                                       1995          1994
                                                       ----          ----
                                                      (Dollars in thousands)

Number of loans originated                              676           548

Loan origination fees                               $   645       $   517
Sale of servicing and marketing gains                 1,253           800
Other revenue                                           161           163
                                                    -------       -------
         Total revenues                               2,059         1,480
General and administrative expenses                   1,435         1,201
                                                    -------       -------
Operating income from mortgage banking                  624           279
Interest, net                                            59          (173)
                                                    -------       -------
Pre-tax profit from mortgage banking                $   565       $   452
                                                    =======       =======

         Revenues and general and administrative expenses from mortgage banking increased in the quarter ended August 31, 1995 primarily as a result of an increase in the percentage of Phoenix and Texas homebuyers utilizing the Company's mortgage banking operations. Additionally, revenues increased due to higher servicing release premiums received on the sale of servicing. The Company retains a portion of the loan servicing of the loans it originates and sells. At August 31, 1995, the servicing portfolio was approximately $72,066,000 compared to $70,145,000 at August 31, 1994.

  Consolidated Operations

         Net income was $5,224,000 ($.75 per share, $.66 fully diluted) for the three months ended August 31, 1995 compared to $4,516,000 ($.65 per share, $.58 fully diluted) for the period ended August 31, 1994.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At August 31, 1995, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $20,000,000, guaranteed a $10,000,000 secured line of credit for one of its subsidiaries and, subject to available collateral, a $5,000,000 revolving purchase money line. Additionally, the Company assumed $55 million of credit facilities ($15 million of which are unsecured) in connection with the Texas and Florida acquisitions. At August 31, 1995, there was $43,892,000 outstanding in the aggregate under these credit lines. The Company's revolving lines of credit bear interest at rates ranging from LIBOR plus 2 1/4% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its existing homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

         CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At August 31, 1995, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $15,440,000. The Company believes that this line is sufficient for its mortgage banking operations.

         On November 18, 1994, the Company acquired all of the outstanding capital stock of Heftler for $29.2 million in cash.

         The Company has entered into an agreement with Kathleen and Robert Wade (the "Wades"), former Co-Chief Executive Officer and President, respectively, whereby the Company has a right to buy and the Wades have the right to sell, from now until January 19, 1996, up to 488,000 shares of the Wades' Continental Homes Holding Corp. Common Stock at $20.50 per share.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security Holders
         ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on August 30, 1995, the stockholders elected the following persons to the Board of Directors:

                      Nominee             For          Withheld
                      -------             ---          --------
                  Donald R. Loback      6,065,550       4,378
                  Kathleen R. Wade      6,065,478       4,450
                  Robert J. Wade        6,065,250       4,678
                  W. Thomas Hickcox     6,065,550       4,378
                  Jo Ann Rudd           6,065,478       4,450
                  William Steinberg     6,063,978       5,950
                  Bradley S. Anderson   6,065,578       4,350

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits:

                  2.1 Agreement dated as of September 18, 1995 between Robert J. and Kathleen R. Wade and the Company.

                  10.1 Fifth Modification Agreement dated as of September 26, 1995 between Bank One, Arizona, NA and Milburn Investments, Inc.

                  11       Statement of Computation of Earnings Per Share.

                  27       Financial Data Schedule.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended
                  August 31, 1995.



                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CONTINENTAL HOMES HOLDING CORP.


Date:  October 9, 1995                        By:  /s/ Kenda B. Gonzales
                                                   ---------------------
                                                   KENDA B. GONZALES
                                                   Secretary and Treasurer
                                                   (Chief Financial Officer)

Date:  October 9, 1995                        By:  /s/ Donald R. Loback
                                                   --------------------
                                                   DONALD R. LOBACK
                                                   Chief Executive Officer




                                 EXHIBIT INDEX

Exhibit
Number                           Description                          Page
-------                          -----------                          ----

  2.1             Agreement dated as of September 18,
                  1995 between Robert J. and Kathleen
                  R. Wade and the Company.

  10.1            Fifth Modification Agreement dated
                  as of September  26, 1995 between Bank One,
                  Arizona, NA and Milburn Investments, Inc.

  11              Statement of Computation of Earnings
                  Per Share.

  27              Financial Data Schedule.