Form 10-Q
period 1995-11-30
CONTINENTAL HOMES HOLDING CORP
filed 1996-01-12
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   ------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1995

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

                          YES  X              No
                              ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
         Class of Common Stock                             December 29, 1995
         ---------------------                             -----------------
            $.01 per value                                     6,958,910

--------------------------------------------------------------------------------

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                NOVEMBER 30, 1995


                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                              Page

  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of November 30, 1995
              and May 31, 1995.................................................3

            Consolidated Statements of Income for the three and
              six months ended November 30, 1995 and 1994......................4

            Consolidated Statements of Cash Flows for the six
              months ended November 30, 1995 and 1994..........................5

            Notes to unaudited Consolidated Financial
              Statements.......................................................6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................9

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..................................14

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                       November 30,     May 31,
                                                           1995           1995
                                                       ------------     -------
ASSETS                                                       (In thousands)
Homebuilding:
      Cash and cash equivalents                         $  18,745     $  12,848
      Receivables                                           8,674        10,108
      Homes, lots and improvements in production          309,735       291,331
      Property and equipment, net                           2,472         2,456
      Prepaid expenses and other assets                    23,533        20,516
      Excess of cost over related net
        assets acquired                                    12,382        13,400
                                                        ---------     ---------
                                                          375,541       350,659
                                                        ---------     ---------
Mortgage banking:
      Mortgage loans held for sale                         17,756        17,593
      Mortgage loans held for long-term
        investment, net                                    17,066        17,783
      Other assets                                            931           798
                                                        ---------     ---------
                                                           35,753        36,174
                                                        ---------     ---------
      Total assets                                      $ 411,294     $ 386,833
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities            $  47,019     $  39,405
      Notes payable, senior and convertible debt          216,267       198,814
      Deferred income taxes                                 2,742         2,048
                                                        ---------     ---------
                                                          266,028       240,267
                                                        ---------     ---------
Mortgage banking:
      Notes payable                                         6,379        16,072
      Bonds payable                                        17,217        17,939
      Other                                                 1,114         2,076
                                                        ---------     ---------
                                                           24,710        36,087
                                                        ---------     ---------
      Total liabilities                                   290,738       276,354
                                                        ---------     ---------

Commitments and contingencies

Stockholders' equity Preferred stock,
  $.01 par value:
        Authorized - 2,000,000 shares
        Issued - None                                          --            --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued - 7,080,900 shares                              71            71
      Treasury stock, at cost - 130,685 and
        156,130 shares                                       (361)         (591)
      Capital in excess of par value                       59,610        59,610
      Retained earnings                                    61,236        51,389
                                                        ---------     ---------

      Total stockholders' equity                          120,556       110,479
                                                        ---------     ---------
      Total liabilities and stockholders'
        equity                                          $ 411,294     $ 386,833
                                                        =========     =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.


                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                            Three months ended              Six months ended
                                               November 30,                   November 30,
                                            ------------------              ----------------
                                              1995           1994           1995          1994
                                              ----             ----         ----          ----
REVENUES
      Home sales                         $   135,384    $    96,170    $   268,330   $   201,270
      Land sales                                 506           --           11,267          --
      Mortgage banking and
        title operations                       2,481          1,617          4,946         3,483
      Other income (loss), net                    (6)           155            106           232
                                         -----------    -----------    -----------   -----------

        Total revenues                       138,365         97,942        284,649       204,985
                                         -----------    -----------    -----------   -----------

COSTS AND EXPENSES

Homebuilding:
      Cost of home sales                     110,431         79,027        218,857       164,644
      Cost of land sales                         498             75         11,329           150
      Selling, general and
        administrative expenses               15,072         10,687         30,028        21,805
      Interest, net                            1,305          1,308          2,454         2,246
Mortgage banking and title operations:
      Selling, general and
        administrative expenses                1,652          1,302          3,255         2,741
      Interest, net                              (21)          (116)            34          (289)
                                         -----------    -----------    -----------   -----------

        Total costs and expenses             128,937         92,283        265,957       191,297
                                         -----------    -----------    -----------   -----------

Income before income taxes                     9,428          5,659         18,692        13,688
Income taxes                                   4,113          2,567          8,153         6,080
                                         -----------    -----------    -----------   -----------

Net income                               $     5,315    $     3,092    $    10,539   $     7,608
                                         ===========    ===========    ===========   ===========

Earnings per common share                $       .77    $       .44    $      1.52   $      1.09

Earnings per common share
  assuming full dilution                 $       .64    $       .41    $      1.30   $       .99

Cash dividends per share                 $       .05    $       .05    $       .10   $       .10

Weighted average number of
  shares outstanding                       6,946,666      6,963,341      6,937,117     6,963,054
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


                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six months ended
                                                                November 30,
                                                             -----------------
                                                             1995        1994
                                                             ----        ----
                                                              (In thousands)
Cash flows from operating activities:
      Net income                                          $ 10,539    $  7,608
        Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                      1,649       1,325
          Increase (decrease) in deferred income taxes         694        (637)
      Decrease (increase) in assets
        Homes, lots and improvements in production         (18,404)    (45,590)
        Receivables                                          2,066      10,512
        Prepaid expenses and other assets                     (894)     (6,544)
      Increase (decrease) in liabilities
        Accounts payable and other liabilities               6,652      (2,006)
                                                          --------    --------
      Net cash provided (used) by operating activities       2,302     (35,332)
                                                          --------    --------

Cash flows from investing activities:
      Net additions of property and equipment                 (371)       (310)
      Cash paid for Heftler Realty Co.,
        net of cash acquired                                    --     (15,498)
                                                          --------    --------
      Net cash used by investing activities                   (371)    (15,808)
                                                          --------    --------

Cash flows from financing activities:
      Increase (decrease) in notes payable to financial
        institutions                                       (34,008)     38,296
      Retirement of bonds payable                             (789)     (2,315)
      Retirement of Convertible Subordinated Notes         (33,250)         --
      Issuance of Convertible Subordinated Notes            72,475          --
      Stock options exercised                                  230          46
      Dividends paid                                          (692)       (701)
                                                          --------    --------
      Net cash provided by financing activities              3,966      35,326
                                                          --------    --------
      Net increase (decrease) in cash                        5,897     (15,814)
      Cash at beginning of period                           12,848      28,809
                                                          --------    --------
      Cash at end of period                               $ 18,745    $ 12,995
                                                          ========    ========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
        Interest, net of amounts capitalized              $  4,029    $  3,502
        Income taxes                                      $  6,495    $  7,218


Supplemental schedule of non-cash investing and financing activities:

On November 18, 1994, the Company acquired Heftler Realty Co. As a result of the acquisition, the Company recorded additional assets of $51,116,000 (primarily homes, lots and improvements in production) and liabilities of $22,616,000 (primarily notes payable to financial institutions).

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

          The results of operations for the three and six months ended November 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Interest Capitalization

          The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $8,101,000 and $6,211,000 and expensed as a component of cost of goods sold $7,594,000 and $4,806,000 in the six months ended November 30, 1995 and 1994, respectively.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 3.           Notes Payable, Senior and Convertible Subordinated Debt

          Notes  payable,   senior  and   convertible   subordinated   debt  for
          homebuilding consist of:

                                                       November 30,      May 31,
                                                          1995            1995
                                                       ------------      -------
                                                             (In thousands)
12% senior notes, due 1999, net of
  premium of $1,267 and $1,430                         $ 111,267       $ 111,430
6-7/8% convertible subordinated notes,
  due 2002, net of discount of $-0-
  and $2,705                                                  (1)         32,655
6-7/8% convertible subordinated notes,
  due 2002                                                75,000              --
Notes payable                                             30,000          54,729
                                                       ---------       ---------
                                                       $ 216,267       $ 198,814
                                                       =========       =========
-----------------
(1) On November 30, 1995 the Company deposited funds with the trustee in satisfaction of the 6-7/8% convertible subordinated notes, due 2002. The notes were redeemed on December 11, 1995. In connection with the redemption of the notes, the Company will record, in the third quarter of fiscal 1996, an extraordinary loss, net of taxes of approximately $859,000 due to the write-off of unamortized discount and debt issuance costs.

Note 4.           Interest, Net

The summary of the components of interest, net is as follows:

                                     Three months ended       Six months ended
                                        November 30,             November 30,
                                    -------------------      -----------------
                                      1995        1994        1995        1994
                                      ----        ----        ----        ----
                                                   (In thousands)
Interest expense,
  homebuilding .................    $ 1,427     $ 1,367     $ 2,661     $ 2,454
Interest income,
  homebuilding .................       (122)        (59)       (207)       (208)
                                    -------     -------     -------     -------
                                    $ 1,305     $ 1,308     $ 2,454     $ 2,246
                                    =======     =======     =======     =======
Interest expense, mortgage
  banking ......................    $   644     $   532     $ 1,368     $ 1,048
Interest income, mortgage
  banking ......................       (665)       (648)     (1,334)     (1,337)
                                    -------     -------     -------     -------
                                    $   (21)    $  (116)    $    34     $  (289)
                                    =======     =======     =======     =======

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

         The following unaudited pro forma combined financial data give effect to the Aquisition as if it had occurred on the first day of the period. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Heftler. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Acquisition had been effected during the period presented. The pro forma financial information is based on the purchase method of accounting for the Acquisition and reflects adjustments to record the profit of acquired inventories, amortize the excess purchase price over the underlying value of net assets acquired, record the additional interest on acquisition indebtedness assumed and adjust income taxes for the pro forma adjustments.

                                                             Six months ended
                                                             November 30, 1994
                                                             -----------------
                                                              (In thousands,
                                                          except per share data)
Total revenues                                                   $219,263
Net income                                                          7,283
Earnings per common share                                            1.05
Earnings per common share
  assuming full dilution                                              .95

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Results of Operations
  Homebuilding

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                  Quarters ended               Six months ended
                                   November 30,                   November 30,
                                 ---------------               ----------------
                              1995             1994        1995           1994
                              ----             ----        ----           ----
Units delivered                1,028           734          2,057         1,560
Average sales price       $  131,696    $  131,022     $  130,447    $  129,019
Revenue from homes
  sales (000's)           $  135,384    $   96,170     $  268,330    $  201,270
Percentage increase
  from prior year               40.8%          9.7%          33.3%         22.3%
Change due to volume            40.1%          (.5)%         31.9%         10.7%
Change due to average
  sales price                     .7%         10.2%           1.4%         11.6%

         The volume increase in the quarter and six months ended November 30, 1995 compared to the same periods during fiscal 1995 resulted from improved sales in each market during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996. The Company believes that relatively low interest rates and the economic strength in certain of its markets contributed to improved sales.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                                    November 30,
                                     -------------------------------------------
                                               (Dollars in thousands)
                                            1995                     1994
                                            ----                     ----
                                       Units     Dollars        Units    Dollars
Phoenix                                  937    $117,972         617    $ 80,021
Texas                                    421      46,539         278      30,157
South Florida                            116      16,738         109      14,991
Denver                                   130      27,284          91      16,644
Southern California                       88      21,401          50      14,096
                                    --------    --------    --------    --------
         Total backlog                 1,692    $229,934       1,145    $155,909
                                    ========    ========    ========    ========

Average price per unit                          $    136                $    136
                                                ========                ========

         The increase in backlog at November 30, 1995 resulted from improved sales in each individual market during the six months ended November 30, 1995. The aggregate sales value of new contracts signed increased 56% in the six months ended November 30, 1995 as a result of the aforementioned improved sales to $294,769,000 representing 2,256 homes (including $14,317,000 in South Florida representing 103 homes) as compared with $188,771,000 representing 1,437 homes (including $1,133,000 in South Florida representing 7 homes) for the six months ended November 30, 1994. Sales in South Florida were included from November 1, 1994.



         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:


                                  Quarters ended November 30,               Six months ended November 30,
                                  ---------------------------               -----------------------------
                                        1995               1994                  1995                1994
                                        ----               ----                  ----                ----
                                 Dollars      %       Dollars     %       Dollars      %       Dollars      %
                                 -------    ----      -------   ----      -------    ----      -------    ----
                                                                                 (Dollars in thousands)

Revenue from home sales         $135,384   100.0%   $ 96,170   100.0%    $268,330    100.0%    $201,270   100.0%
Cost of home sales               110,431    81.6      79,027    82.2      218,857     81.6      164,644    81.8
                                --------   -----    --------   -----     --------    -----     --------   -----
Gross profit from home
  sales                           24,953    18.4      17,143    17.8       49,473     18.4       36,626    18.2
SG&A expenses                     15,072    11.1      10,687    11.1       30,028     11.2       21,805    10.8
                                --------   -----    --------   -----     --------    -----     --------   -----
Operating income
  from homebuilding                9,881     7.3       6,456     6.7       19,445      7.2       14,821     7.4
Interest, net                      1,305     1.0       1,308     1.4        2,454       .9        2,246     1.1
                                --------   -----    --------   -----     --------    -----     --------   -----
Pre-tax profit
  from homebuilding             $  8,576     6.3%   $  5,148     5.3%    $ 16,991      6.3%    $ 12,575     6.3%
                                ========   =====    ========   =====     ========    =====     ========   =====

         Gross profit from homes sales was 18.4% for the three months ended November 30, 1995 compared to 17.8% for the corresponding fiscal 1995 period. Gross profit from home sales was 18.4% for the six months ended November 30, 1995 compared to 18.2% for the six months ended November 30, 1994. In connection with the acquisitions in Texas and South Florida, the Company capitalized a portion of the purchase price and includes such capitalized purchase price in the cost of homes sales when the related units are delivered (purchase accounting adjustments). Gross profits from home sales, exclusive of purchase accounting adjustments were 18.5% and 18.5% for the quarter and six months ended November 30, 1995, respectively, compared to 18.4% and 18.7% for the quarter and six months ended November 30, 1994, respectively.

         The increase in total SG&A expense for the quarter and six months ended November 30, 1995 compared to the quarter and six months ended November 30, 1994 was due to the addition of the South Florida operations during the second quarter of fiscal 1995. The first six months of fiscal 1996 included $1,485,000 of SG&A expenses from South Florida compared with $362,000 during the first six months of fiscal 1995. Additionally, the Company experienced higher variable marketing costs (sales commissions, advertising and model furniture amortization) due to the increase in the number of homes delivered, higher salaries, and higher customer service costs. SG&A expenses for each home delivered were $14,661 and $14,560 in the second quarter of fiscal 1996 and 1995, respectively and $14,598 and $13,978 in the first six months of fiscal 1996 and 1995, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $16,861,000 and $33,841,000 for the three and six months ended November 30, 1995 compared to $12,057,000 and $24,717,000 for the corresponding fiscal 1995 period.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $5,447,000 and $10,762,000 for the three and six months ended November 30, 1995 respectively compared to $4,356,000 and $8,665,000 for the three and six months ended November 30, 1994, respectively. Interest, net for homebuilding was $1,305,000 and $1,308,000 for the three months ended November 30, 1995 and 1994, respectively. For the six month period ended November 30, 1995, interest, net for homebuilding was $2,454,000 compared with $2,246,000 for the six months ended November 30, 1994. The increase in interest incurred for the quarter and the six months ended November 30, 1995 compared to the same periods of the previous year, was due to higher debt levels which resulted primarily from the Heftler acquisition.

         The Company's pre-tax profit from homebuilding for the six months ended November 30, 1995 was $16,991,000 compared to $12,575,000 for the corresponding period ended November 30, 1994. Pre-tax profit increased in the first six months of fiscal 1996 due primarily to improved results in Texas and Southern
California partially offset by a decline in Phoenix results and the negative impact from the inclusion of South Florida results. South Florida's pre-tax loss was caused by weather related delays in the opening of a new subdivision and delays in the municipalities issuing permits. These delays resulted in fewer deliveries from South Florida through October 1995.

Mortgage Banking

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The following table summarizes operating information for the Company's mortgage banking operations:

                                         Quarters ended       Six months ended
                                          November 30,           November 30,
                                         --------------       ----------------
                                        1995       1994        1995        1994
                                        ----       ----        ----        ----
                                                (Dollars in thousands)
Number of loans originated               685         468       1,361      1,016

Loan origination fees                $   641     $   448     $ 1,286    $   965
Sale of servicing and
   marketing gains                     1,225         645       2,478      1,445
Other revenue                             44         156         205        319
                                     -------     -------     -------    -------
   Total revenues                      1,910       1,249       3,969      2,729
General and administrative
  expenses                             1,261       1,090       2,696      2,291
                                     -------     -------     -------    -------
Operating income from
  mortgage banking                       649         159       1,273        438
Interest, net                            (21)       (116)         38       (289)
                                     -------     -------     -------    -------
Pre-Tax profit from
    mortgage banking                 $   670     $   275     $ 1,235    $   727
                                     =======     =======     =======    =======

Revenues and general and administrative expenses from mortgage banking increased in the quarter and six months ended November 30, 1995 primarily as a result of an increase in the percentage of Phoenix and Texas homebuyers utilizing the Company's mortgage banking operations. Additionally, revenues increased due to higher servicing release premiums received on the sale of servicing. The Company sold approximately $47,705,000 in servicing rights from the servicing portfolio, which amount represents the majority of the portfolio, in January 1996.

  Consolidated Operations

         Net income was $10,539,000 ($1.52 per share, $1.30 fully diluted) for the six months ended November 30, 1995 compared to $7,608,000 ($1.09 per share, $.99 fully diluted) for the period ended November 30, 1994.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the 12% Senior Note Indenture. At November 30, 1995, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $20,000,000, guaranteed a $10,000,000 secured line of credit for one of its subsidiaries and, subject to available collateral, a $5,000,000 revolving purchase money line. Additionally, the Company assumed $55 million of credit facilities ($15 million of which are unsecured) in connection with the Texas and Florida acquisitions. At November 30, 1995, there was $30,000,000 outstanding in the aggregate under these credit lines. The Company's revolving lines of credit bear interest at rates ranging from LIBOR plus 2-1/4% to prime plus 1%. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

         CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At November 30, 1995, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $6,379,000. The Company believes that this line is sufficient for its mortgage banking operations.

         On November 18, 1994, the Company acquired all of the outstanding capital stock of Heftler for $29.2 million in cash.

         On September 19, 1995, the Company entered into an agreement with Kathleen and Robert Wade (the "Wades"), former Co-Chief Executive Officer and President, respectively, whereby the Company has a right to buy and the Wades have the right to sell, from now until January 19, 1996, up to 488,000 shares of the Wades' Continental Homes Holding Corp. Common Stock at $20.50 per share. In January 1996, the Company agreed to allow the Wades to sell a portion of the 488,000 shares at a price per share above $20.50 and to cancel the Company's rights to buy such shares. In consideration therefore, the Wades agreed to cancel their right to sell such shares to the Company and to deliver to the Company 50% of the excess over $20.50 received by the Wades for each share sold.

         On November 10, 1995, the Company completed the sale of $75,000,000 principal amount of its 6-7/8% Convertible Subordinated Notes due November 2002. On December 5, 1995 the Company sold an additional $11,250,000 of such notes. The net proceeds were used as follows: (i) approximately $33,250,000 was used to redeem the Company's 6-7/8% Convertible Subordinated Notes due March 2002, (ii) approximately $33,156,000 was used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit which were incurred for working capital purposes, and (iii) approximately $6,631,000 was used to reduce temporarily outstanding amounts under the Company's warehouse line of credit. In connection with the redemption of the notes, the Company will record, in the third quarter of fiscal 1996, an extraordinary loss, net of taxes of approximately $859,000 due to the write-off of unamortized discount and debt issuance costs. The Convertible Notes are immediately convertible into shares of the Company's common stock at a rate of 42.105 shares for each $1,000 principal amount of Convertible Notes.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         (a)      Exhibits:

                   4.1 Indenture dated as of November 1, 1995 between the Company and Manufacturers and Traders Trust Company, as Trustee.

                  10.1 Modification Agreement dated as of December 1, 1995 between Bank One, Arizona NA ("BOAZ") and CHMC.

                  10.2 Amended and Restated Replacement Revolving Line of Credit Promissory Note by CHMC in favor of BOAZ in the principal amount of $25,000,000.

                  10.3 Sixth Modification Agreement dated November 26, 1995 between BOAZ and Milburn Investments, Inc.

                  10.4 Amended and Restated Loan Agreement dated November 30, 1995 between BOAZ and the Company.

                  10.5 Amended and Restated Promissory Note dated November 30, 1995 by the Company in favor of BOAZ in the principal amount of $15,000,000.

                  11.0      Statement Re Computation of Per Share Earnings.

                  27.0      Financial Data Schedule.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended November 30, 1995.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CONTINENTAL HOMES HOLDING CORP.


Date: January 11, 1996                           By:  /s/ Kenda B. Gonzales
                                                      ---------------------
                                                      KENDA B. GONZALES
                                                      Chief Financial Officer,
                                                      Secretary and Treasurer

Date: January 11, 1996                           By:  /s/ Donald R. Loback
                                                      --------------------
                                                      DONALD R. LOBACK
                                                      Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description                                      Page

(a) Exhibits:

 4.1                       Indenture dated as of November 1,
                           1995 between the Company and
                           Manufacturers and Traders Trust
                           Company, as Trustee.

10.1                       Modification Agreement dated as of
                           December 1, 1995 between Bank One,
                           Arizona NA ("BOAZ") and CHMC.

10.2                       Amended and Restated Replacement
                           Revolving Line of Credit Promissory
                           Note by CHMC in favor of BOAZ in
                           the principal amount of
                           $25,000,000.

10.3                       Sixth Modification Agreement dated
                           November 26, 1995 between BOAZ and
                           Milburn Investments, Inc.

10.4                       Amended and Restated Loan Agreement
                           dated November 30, 1995 between
                           BOAZ and the Company.

10.5 Amended and Restated Promissory Note dated November 30, 1995 by the Company in favor of BOAZ in the principal amount of $15,000,000.

11.0                       Statement Re Computation of Per
                           Share Earnings.

27.0                       Financial Data Schedule.