Form 10-Q
period 1996-02-28
CONTINENTAL HOMES HOLDING CORP
filed 1996-03-27
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  -------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1996

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

   YES   X                                                       No
       -----                                                       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
Class of Common Stock                                        March 22, 1996
----------------------                                       --------------
   $.01 per value                                               6,988,160

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                FEBRUARY 28, 1996


                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                            Page

  Item 1. Financial Statements:

          Consolidated Balance Sheets as of February 28, 1996
            and May 31, 1995.................................................3

          Consolidated Statements of Income for the three and
            nine months ended February 28, 1996 and 1995.....................4

          Consolidated Statements of Cash Flows for the nine
            months ended February 28, 1996 and 1995..........................5

          Notes to unaudited Consolidated Financial
            Statements.......................................................7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................10

PART II.   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................15

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                       February 28,    May 31,
                                                            1996        1995
                                                            ----        ----
ASSETS                                                       (In thousands)
Homebuilding:
      Cash and cash equivalents                         $  19,894    $  12,848
      Receivables                                          15,258       10,108
      Homes, lots and improvements in production          332,833      291,331
      Property and equipment, net                           2,382        2,456
      Prepaid expenses and other assets                    17,760       20,516
      Excess of cost over related net assets acquired      12,048       13,400
                                                        ---------    ---------
                                                          400,175      350,659
                                                        ---------    ---------
Mortgage banking:
      Mortgage loans held for sale                         20,314       17,593
      Mortgage loans held for long-term
        investment, net                                       717       17,783
      Other assets                                            251          798
                                                        ---------    ---------
                                                           21,282       36,174
                                                        ---------    ---------
      Total assets                                      $ 421,457    $ 386,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities            $  43,220    $  39,405
      Notes payable, senior and convertible debt          233,061      198,814
      Deferred income taxes                                 2,937        2,048
                                                        ---------    ---------
                                                          279,218      240,267
                                                        ---------    ---------
Mortgage banking:
      Notes payable                                        10,268       16,072
      Bonds payable                                           712       17,939
      Other                                                   592        2,076
                                                        ---------    ---------
                                                           11,572       36,087
                                                        ---------    ---------
      Total liabilities                                   290,790      276,354
                                                        ---------    ---------

Minority interest in age-restricted community               4,880         --
                                                        ---------    ---------

Commitments and contingencies

Stockholders' equity
      Preferred stock, $.01 par value:
        Authorized - 2,000,000 shares
        Issued - None                                        --           --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued - 7,080,900 shares                              71           71
      Treasury stock, at cost - 93,740 and
        156,130 shares                                        (81)        (591)
      Capital in excess of par value                       59,610       59,610
      Retained earnings                                    66,187       51,389
                                                        ---------    ---------

      Total stockholders' equity                          125,787      110,479
                                                        ---------    ---------
      Total liabilities and stockholders' equity        $ 421,457    $ 386,833
                                                        =========    =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                      Three months ended            Nine months ended
                                         February 28,                  February 28,
                                      ------------------            -----------------
                                       1996           1995          1996            1995
                                       ----           ----          ----            ----
REVENUES

 Home sales                      $   137,180    $   104,483    $   405,510    $   305,753
 Land sales                              153          7,958         11,420          7,958
 Mortgage banking and
   title operations                    3,411          1,462          8,357          4,945
 Other income, net                       252            148            358            380
                                   ---------    -----------    -----------    -----------

   Total revenues                    140,996        114,051        425,645        319,036
                                   ---------    -----------    -----------    -----------

COSTS AND EXPENSES

Homebuilding:
 Cost of home sales                  111,910         85,551        330,767        250,195
 Cost of land sales                      156          8,033         11,485          8,183
 Selling, general and
   administrative expenses            15,052         11,744         45,080         33,549
 Interest, net                         1,572          1,640          4,026          3,886
 Minority interest in
   age-restricted community             (164)          --             (164)          --
Mortgage banking and title
  operations:
 Selling, general and
   administrative expenses             1,762          1,432          5,017          4,173
 Interest, net                          (157)           (63)          (123)          (352)
                                   ---------    -----------    -----------    -----------

   Total costs and expenses          130,131        108,337        396,088        299,634
                                   ---------    -----------    -----------    -----------

Income before income taxes and
  extraordinary loss                  10,865          5,714         29,557         19,402
Income taxes                           4,705          2,641         12,858          8,721
                                   ---------    -----------    -----------    -----------
Income from operations                 6,160          3,073         16,699         10,681
Extraordinary loss:
  Loss on extinguishment of
    debt, net                           (859)          --             (859)          --
                                   ---------    -----------    -----------    -----------
Net income                       $     5,301    $     3,073    $    15,840    $    10,681
                                   =========    ===========    ===========    ===========

Earnings per common share
      Income from operations     $       .88    $       .44          $2.40    $      1.54
      Net income                         .76            .44           2.28           1.54
Earnings per common share
  assuming full dilution
      Income from operations     $       .65    $       .41          $1.95    $      1.40
      Net income                         .57            .41           1.86           1.40
Cash dividends per share         $       .05    $       .05           $.15    $       .15
Weighted average number of
  shares outstanding               6,974,427      6,939,998      6,949,509      6,955,453
                                   =========    ===========    ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.


                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Nine months ended
                                                               February 28,
                                                             ----------------
                                                             1996        1995
                                                             ----        ----
                                                              (In thousands)
Cash flows from operating activities:
      Net income                                          $ 15,840    $ 10,681
        Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
          Depreciation and amortization                      2,415       2,175
          Minority interest in age-restricted community       (164)       --
          Increase (decrease) in deferred income taxes         889      (1,841)
          Extraordinary loss:  Loss on extinguishment
            of debt                                          1,457        --
      Decrease (increase) in assets
        Homes, lots and improvements in production         (36,458)    (45,437)
        Receivables                                          9,298       9,052
        Prepaid expenses and other assets                    4,635      (5,222)
      Increase (decrease) in liabilities
        Accounts payable and other liabilities               2,331      (6,619)
                                                           -------     --------
      Net cash provided (used) by operating activities         243     (37,211)
                                                           -------     --------

Cash flows from investing activities:
      Net additions of property and equipment                 (475)       (518)
      Cash paid for acquisitions, net of cash acquired        --       (19,398)
                                                           -------     --------
      Net cash used by investing activities                   (475)    (19,916)

Cash flows from financing activities:
      Increase (decrease) in notes payable to financial
        institutions                                       (24,998)     44,752
      Retirement of bonds payable                          (17,227)     (2,744)
      Retirement of Convertible Subordinated Notes         (33,250)       --
      Issuance of Convertible Subordinated Notes            83,285        --
      Treasury stock acquired                                 --          (556)
      Stock options exercised                                  510          48
      Dividends paid                                        (1,042)     (1,049)
                                                           -------     --------
      Net cash provided by financing activities              7,278      40,451
                                                           -------     --------

      Net increase (decrease) in cash                        7,046     (16,676)
      Cash at beginning of period                           12,848      28,809
                                                           -------     --------
      Cash at end of period                               $ 19,894    $ 12,133
                                                           =======     ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest, net of amounts capitalized              $  6,064    $  5,830
        Income taxes                                      $ 10,422    $ 10,218

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

During fiscal 1996, the Company entered into a joint venture whereby the Company contributed cash and the joint venture partner contributed assets (primarily land) valued at $5,045,000.

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

         The results of operations for the three and nine months ended February 28, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Interest Capitalization

         The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $12,211,000 and $10,033,000 and expensed as a component of cost of home sales $11,786,000 and $7,549,000 in the nine months ended February 28, 1996 and 1995, respectively.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 3.
 Notes Payable, Senior and Convertible Subordinated Debt

         Notes payable, senior and convertible subordinated debt for homebuilding consist of:


                                                February 28,         May 31,
                                                   1996               1995
                                                         (In thousands)
12% senior notes, due 1999, net of
  premium of $1,187 and $1,430                   $111,187          $111,430
6-7/8% convertible subordinated notes,
  due March 2002, net of discount of $-0-
  and $2,345                                         --              32,655
6-7/8% convertible subordinated notes,
  due November 2002                                86,250              --
Notes payable                                      35,624            54,729
                                                ---------         ---------
                                                 $233,061          $198,814
                                                =========         =========

Note 4.           Interest, Net

         Interest, net is comprised of interest expense and interest income. The summary of the components of interest, net is as follows:

                                 Three months ended     Nine months ended
                                     February 28,         February 28,
                                  -----------------    ------------------
                                  1996      1995       1996       1995
                                  ----      ----       ----       ----
                                              (In thousands)
Interest expense,
  homebuilding                 $ 1,726    $ 1,697    $ 4,387    $ 4,151
Interest income,
  homebuilding                    (154)       (57)      (361)      (265)
                                 1,572    $ 1,640    $ 4,026    $ 3,886
Interest expense,
  mortgage banking             $   309    $   631    $ 1,677    $ 1,679
Interest income,
  mortgage banking                (466)      (694)    (1,800)    (2,031)
                                  (157)   $   (63)   $  (123)   $  (352)

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

         The following unaudited pro forma combined financial data give effect to the Acquisition as if it had occurred on the first day of the period. This pro forma information has been prepared utilizing the historical consolidated financial statements of the Company and Heftler. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the Acquisition had been effected during the period presented. The pro forma financial information is based on the purchase method of accounting for the Acquisition and reflects adjustments to record the profit of acquired inventories, amortize the excess purchase price over the underlying value of net assets acquired, record the additional interest on acquisition indebtedness assumed and adjust income taxes for pro forma adjustments.

                                                   Nine Months ended
                                                   February 28, 1995
                                                   -----------------
                                         (in thousands, except per share data)

Total revenues                                        $333,314
Net income                                              10,767
Earnings per common share                                 1.55
Earnings per common share
assuming full dilution                                    1.41

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Results of Operations
  Homebuilding

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                         Quarters ended           Nine months ended
                                          February 28,                February 28,
                                     ----------------------   ------------------------
                                        1996        1995          1996            1995
                                        ----        ----          ----            ----
Units delivered                         1,041          797         3,098         2,357
Average sales price                  $131,777   $  131,095    $  130,894    $  129,721
Revenue from home
  sales (000's)                      $137,180   $  104,483    $  405,510    $  305,753
Percentage increase
  from prior year                        31.3%        43.8%         32.6%         28.9%
Change due to volume                     30.6%        31.9%         31.4%         17.1%
Change due to average
  sales price                              .7%        11.9%          1.2%         11.8%


         The volume increase for the quarter and nine months ended February 28, 1996 compared to the same periods during fiscal 1995 resulted from improved sales in each market during the previous three fiscal quarters. The Company believes that relatively low interest rates and the economic strength in certain of its markets contributed to improved sales.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                                                          February 28,
                                                     ------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                              1996                                 1995
                                                              ----                                 ----
                                                     Units           Dollars              Units           Dollars
Phoenix                                                904          $117,143                590          $ 76,355
Texas                                                  555            59,930                297            31,400
South Florida                                          139            19,873                 74            10,256
Denver                                                 219            45,123                 94            17,086
Southern California                                    116            28,486                 49            13,316
                                                     -----          --------              -----          --------
         Total backlog                               1,933          $270,555              1,104          $148,413
                                                     =====          ========              =====          ========

Average price per unit                                                  $140                                 $134
                                                                    ========                             ========


         The increase in backlog at February 28, 1996 resulted from improved sales in each individual market during the six months ended February 28, 1996. The aggregate sales value of new contracts signed increased 66% in the nine months ended February 28, 1996 to $473,351,000 representing 3,538 homes (including $24,326,000 in South Florida representing 173 homes) as compared with $284,793,000 representing 2,193 homes (including $6,021,000 in South Florida representing 40 homes) for the nine months ended February 28, 1995. Sales in South Florida were included from November 1, 1994.

         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                  Quarters ended February 28,               Nine months ended February 28,
                                  ---------------------------               ------------------------------
                                        1996                 1995                  1996                1995
                                        ----                 ----                  ----                ----
                               Dollars      %        Dollars     %        Dollars      %        Dollars     %
                              --------    -----     --------   ------    --------   -------    --------   ------
                                                                                 (Dollars in thousands)
Revenue from home sales       $137,180    100.0  %  $104,483   100.0%    $405,510    100.0%    $305,753   100.0%
Cost of home sales             111,910     81.6       85,551    81.9      330,767     81.6      250,195    81.8
Gross profit                    25,270     18.4       18,932    18.1       74,743     18.4       55,558    18.2
SG&A expenses                   15,052     11.0       11,744    11.2       45,080     11.1       33,549    11.0
Operating income
  from homebuilding             10,218      7.4        7,188     6.9       29,663      7.3       22,009     7.2
Interest, net                    1,572      1.1        1,640     1.6        4,026      1.0        3,886     1.3
Pre-tax profit
  from homebuilding          $   8,646      6.3  %  $  5,548     5.3%    $ 25,637      6.3%    $ 18,123     5.9%


         In connection with the acquisitions in Texas and South Florida, the Company capitalized a portion of the purchase price and includes such capitalized purchase price in the cost of home sales when the related units are delivered (purchase accounting adjustments). Gross profit from home sales, exclusive of purchase accounting adjustments were 18.5% and 18.5% for the quarter and nine months ended February 28, 1996, respectively, compared to 19.0% and 18.8% for the quarter and nine months ended February 28, 1995, respectively.

         The increase in total SG&A expenses for the quarter and nine months ended February 28, 1996 compared to the quarter and nine months ended February 28, 1995 was due to higher variable marketing costs (sales commissions, advertising and model furniture amortization) due primarily to the increase in the number of homes delivered, higher salaries and higher customer service costs. Additionally, the first nine months of fiscal 1996 included $2,381,000 of SG&A expenses from South Florida compared with $1,382,000 during the period from November 1, 1994 (acquisition) through February 28, 1995. SG&A expenses for each home delivered were $14,459 and $14,735 in the third quarter of fiscal 1996 and 1995, respectively and $14,551 and $14,234 in the first nine months of fiscal 1996 and 1995, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $16,990,000 and $50,831,000 for the three and nine months, respectively ended February 28, 1996 compared to $13,754,000 and $38,471,000 for the corresponding fiscal 1995 periods.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $5,836,000 and $16,598,000 for the three and nine months ended February 28, 1996, respectively compared to $5,519,000 and $14,184,000 for the three and nine months ended February 28, 1995, respectively. Interest, net for homebuilding was $1,572,000 and $1,640,000 for the three months ended February 28, 1996 and 1995, respectively. For the nine month period ended February 28, 1996, interest, net for homebuilding was $4,026,000 compared with $3,886,000 for the nine months ended February 28, 1995. The increase in interest incurred for the nine months ended February 28, 1996 compared to the same period of the previous year, was due to higher debt levels which resulted primarily from the Heftler Acquisition.

         The Company's pre-tax profit from homebuilding for the nine months ended February 28, 1996 was $25,637,000 compared to $18,123,000 for the corresponding period ended February 28, 1995. Pre-tax profit increased in the first nine months of fiscal 1996 due primarily to improved results in Texas and Southern California partially offset by the negative impact from the inclusion of South Florida results. South Florida's pre-tax loss was primarily caused by weather related delays in the opening of a new subdivision and delays in the municipalities issuing permits. These delays resulted in fewer deliveries from South Florida through October 1995.

Mortgage Banking

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The following table summarizes operating information for the Company's mortgage banking operations:

                                                             Quarters ended                   Nine months ended
                                                               February 28,                      February 28,
                                                             ---------------                  -----------------
                                                            1996          1995                1996         1995
                                                            ----          ----                ----         ----
                                                                          (Dollars in thousands)
Number of loans originated                                   678           441               2,039        1,457

Loan origination fees                                    $   639        $  404             $ 1,925       $1,369
Sale of servicing and
   marketing gains                                         2,169           600               4,647        2,045
Other revenue                                                163           134                 368          453
                                                         -------        -------            -------       ------
         Total revenues                                    2,971         1,138               6,940        3,867
General and administrative
  expenses                                                 1,496         1,194               4,192        3,485
                                                         -------        -------            -------       ------
Operating income (loss) from
  mortgage banking                                         1,475           (56  )            2,748          382
Interest, net                                               (157)          (63  )             (119)        (352  )
                                                         -------        -------            -------       ------
  Pre-Tax profit from
    mortgage banking                                     $ 1,632        $    7             $ 2,867       $  734
                                                         =======        =======            =======       ======

Revenues and general and administrative expenses from mortgage banking increased in the quarter and nine months ended February 28, 1996 compared to the corresponding periods of fiscal 1995, primarily as a result of an increase in the percentage of Phoenix and Texas homebuyers utilizing the Company's mortgage banking operations. Additionally, revenues increased due to higher servicing release premiums received on the sale of servicing and the sale of approximately $47,705,000 in servicing rights from the servicing portfolio resulting in approximately $932,000 of income.

  Consolidated Operations

         Net income was $15,840,000 ($2.28 per share, $1.86 fully diluted) for the nine months ended February 28, 1996 compared to $10,681,000 ($1.54 per share, $1.40 fully diluted) for the period ended February 28, 1995.

Liquidity and Capital Resources

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. At February 28, 1996, the Company had unsecured lines of credit from two lenders for aggregate borrowings (excluding mortgage warehouse lines) of up to $30,000,000. Additionally, the Company assumed $55 million of credit facilities ($15 million of which are unsecured) in connection with the Texas and Florida acquisitions. At February 28, 1996, there was $35,624,000 outstanding in the aggregate under these credit lines. The Company's revolving lines of credit bear interest at rates ranging from LIBOR plus 2-1/4% to prime plus 1/2%. The Company is currently in discussions with a group of banks to obtain an unsecured revolving credit facility to be used for working capital and general corporate purposes. The new facility will replace all of the Company's existing lines of credit (other than warehouse lines). The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any significant current commitments for capital expenditures.

         CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse lines of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At February 28, 1996, the amount outstanding under the warehouse lines of credit and the amount of funding drafts that had not been presented for payment was $10,268,000. The Company believes that these lines are sufficient for its mortgage banking operations.

         On November 18, 1994, the Company acquired all of the outstanding capital stock of Heftler for $29.2 million in cash.

         On November 10, 1995, the Company completed the sale of $75,000,000 principal amount of its 6-7/8% Convertible Subordinated Notes due November 2002. On December 5, 1995, the Company sold an additional $11,250,000 of such notes. The net proceeds were used as follows: (i) approximately $33,250,000 was used to redeem the Company's 6-7/8% Convertible Subordinated Notes due March 2002, (ii) approximately $33,156,000 was used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit which were incurred for working capital purposes, and (iii) approximately $6,631,000 was used to reduce temporarily outstanding amounts under the Company's warehouse line of credit. In connection with the redemption of the notes, the Company recorded, in the third quarter of fiscal 1996, an extraordinary loss, net of taxes of approximately $859,000 due to the write-off of unamortized discount and debt issuance costs. The Convertible Notes are immediately convertible into shares of the Company's common stock at a rate of 42.105 shares for each $1,000 principal amount of Convertible Notes.

On March 12, 1996 the Company commenced a cash tender offer and consent solicitation for all of its outstanding 12% Senior Notes Due 1999 ($110 million principal amount) and has filed with the Securities and Exchange Commission a registration statement proposing a public offering of $150,000,000 principal amount of new senior notes. A portion of the proceeds of the public offering will be used to consummate the tender offer. Upon consummation of the tender offer, the Company expects to record an extraordinary loss, net of taxes, of approximately $7,000,000 related to the tender offer premium and the write-off of debt issuance costs and the net premium relating to the repurchase of the Senior Notes.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             11   Statement of Computation of Earnings Per Share.

             27   Financial Data Schedule.


                  Pursuant to Rule 601(b)(4)(iii) the Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of agreements not filed herewith because they do not exceed ten percent of the total assets of the Company.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended February 28, 1996.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONTINENTAL HOMES HOLDING CORP.


Date: March 27, 1996                         By:  /s/ Kenda B. Gonzales
                                                  ----------------------------
                                                  KENDA B. GONZALES
                                                  Senior Vice President/
                                                  Chief Financial Officer

Date: March 27, 1996                          By:  /s/ Donald R. Loback
                                                  ----------------------------
                                                   DONALD R. LOBACK
                                                   Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
Number                                   Description                     Page

11                         Statement of Computation of Earnings
                           Per share.

27                         Financial Data Schedule