Form 10-K405
period 1996-05-31
CONTINENTAL HOMES HOLDING CORP
filed 1996-08-23
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1996
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to

                         Commission File Number 0-14830
                         CONTINENTAL HOMES HOLDING CORP.
             (Exact name of registrant as specified in its charter)
                               ------------------
           Delaware
State or other jurisdiction of                           86-0554624
incorporation or organization)           (I.R.S. Employer Identification Number)

                     7001 North Scottsdale Road, Suite 2050
                            Scottsdale, Arizona 85253
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 483-0006

           Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
        Title of Each Class                                on Which Registered
        -------------------                                -------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 29, 1996 was $122,289,320. (This calculation assumes that all officers and directors of the Company are affiliates.)

         The number of shares of Common Stock outstanding as of July 29, 1996 was 7,007,330.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Stockholders for the year ended May 31, 1996 are incorporated herein by reference into Part II and portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 29, 1996 are incorporated herein by reference into Part III.

                         CONTINENTAL HOMES HOLDING CORP.
                             FORM 10-K ANNUAL REPORT
                            For the Fiscal Year Ended
                                  May 31, 1996

                                TABLE OF CONTENTS

                                     PART I

Item 1.           Business                                                                                Page

                  General............................................................................        1
                  Land Acquisition and Development...................................................        1
                  Product Lines......................................................................        2
                  Contract Backlog...................................................................        3
                  Marketing..........................................................................        3
                  Construction and Customer Service..................................................        4
                  Mortgage Banking...................................................................        4
                  Competition........................................................................        5
                  Regulation.........................................................................        5
                  Employees..........................................................................        5

Item 2.           Properties.........................................................................        6

Item 3.           Legal Proceedings..................................................................        6

Item 4.           Submission of Matters to a Vote of Security Holders................................        6

                                     Part II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters................................................................        6

Item 6.           Selected Financial Data............................................................        6

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................        7

Item 8.           Financial Statements and Supplementary Data........................................        7

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...............................................................        7

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant.................................        7

Item 11.          Executive Compensation.............................................................        7

Item 12.          Security Ownership of Certain Beneficial Owners and Management.....................        7

Item 13.          Certain Relationships and Related Transactions.....................................        7

                                     Part IV

Item 14.          Exhibits and Reports on Form 8-K...................................................        7

                                     Part I

Item 1.           Business
                  --------
GENERAL

Continental Homes Holding Corp. (the "Company"), a Delaware corporation, was formed in June 1986. The Company designs, constructs and sells high quality single-family homes targeted primarily to entry-level and first-time move-up homebuyers. The Company is geographically diversified, currently operating in Phoenix, Arizona; Austin, San Antonio and Dallas, Texas; Denver, Colorado; South Florida and Southern California. The Company entered the Dallas/Fort Worth, Texas market in June 1996 through the acquisition of Westchester Homes. The Company entered the Austin, San Antonio and South Florida markets in July 1993, January 1994 and November 1994, respectively, through acquisitions of existing homebuilders. In July 1996, the Company opened for sales at "Arizona Traditions", its first active adult community. When completed, the community will have approximately 1,800 homes, a golf course, community center and many other amenities. The Company complements its homebuilding activities by providing mortgage banking services to its homebuyers and to third parties in most locations.

LAND ACQUISITION AND DEVELOPMENT

As of May 31, 1996, the Company operated 16 subdivisions in Phoenix, 15 subdivisions in Austin, 10 subdivisions in Denver, 8 subdivisions in San Antonio, 5 subdivisions in Miami and 5 subdivisions in Southern California. The following table summarizes the Company's available lot inventory at May 31, 1996 by location:

                             AVAILABLE LOT INVENTORY

                                                                                                Sites Available
                                                                 Homes Under                      for Future
                                                                 Construction                    Construction
                                  Total Lots                     ------------                    -------------
                                  Available            Sold      Specs(1)       Models       Unsold         Sold
                                  ---------            ----      --------       ------       ------         ----
Phoenix(2).................        4,526                762        210            49          3,435          70

Texas(3)...................        6,164                626        173            42          5,297          26

Denver.....................        1,281                231         67            20            902          61

Miami......................        1,364                125         37            18          1,120          64

California.................          479                 83         72             9            293          22
                                  ------              -----        ---           ---         ------         ---

              Total........       13,814              1,827        559           138         11,047         243
                                  ======              =====        ===           ===         ======         ===

- ----------

(1)      Speculative units are unsold homes under construction.
(2)      Includes 1,800 units at Arizona Traditions.
(3)      Includes operations in Austin and San Antonio.

The Company's objective is to maintain a supply of land to meet anticipated homebuilding requirements for approximately two to three years. At May 31, 1995 and 1996, the Company had an aggregate of 10,150 and 11,047 unsold lots, respectively, which represents approximately 38 and 30 months of inventory, respectively, based on actual deliveries in each of fiscal 1995 and 1996. The Company believes that an adequate supply of undeveloped land is available in its markets to maintain current levels of homebuilding. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

As of May 31, 1996, the Company also owned 417 acres in Carlsbad, California, located in San Diego County. Discretionary city entitlements for this project, which will result in approximately 760 dwelling units, were approved by the Carlsbad City Council in March 1995. The Company is currently working with state and federal governmental agencies regarding environmental issues with regard to the property and is preparing final improvement plans for the project. The Company is unable to predict the date on which all additional approvals necessary to commence development will be received, but it is currently actively seeking these additional approvals and will commence development as soon as the aforementioned approvals are received and financing is obtained.

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

                                  PRODUCT LINES

                                               Living Area               Base Price Range
                                              (Square Feet)               at May 31, 1996
                                              -------------               ---------------
Phoenix
     Move-up single-family.............       1,391 - 3,761             $107,750 - $218,600
     Entry-level single-family.........       1,287 - 2,484             $ 87,550 - $162,900
Texas
     Move-up single-family.............       1,974 - 3,230             $126,400 - $167,400
     Entry-level single-family.........         924 - 3,062             $ 58,950 - $153,250
Denver
     Move-up single-family.............       1,820 - 3,096             $155,800 - $239,600
     Entry-level single -family........       1,358 - 1,834             $136,900 - $147,900
Miami
     Move-up single-family.............       1,615 - 2,511             $136,900 - $174,900
     Entry-level single-family.........       1,323 - 2,012             $ 92,900 - $141,900
California
     Move-up single-family.............       2,883 - 4,093             $339,000 - $445,000
     Entry-level single-family.........       1,808 - 3,165             $149,900 - $207,900

                                 HOMES DELIVERED

                                                                         Years ended May 31,
                                                                         -------------------
                                                               1996                 1995                1994
                                                               ----                 ----                ----
Move-up single-family
     Revenues (000's)................................        $222,918             $208,026            $128,494
     Units...........................................           1,281                1,281                 811
     Average sales price.............................        $174,000             $162,400            $158,400
Entry-level single-family
     Revenues (000's)................................        $352,839             $206,692            $206,615
     Units...........................................           3,073                1,921               1,976
     Average sale price..............................        $114,800             $107,600            $104,600
Townhomes and duplex homes
     Revenues (000's)................................        $  1,316             $     --            $  4,922
     Units...........................................              13                   --                  44
     Average sales price.............................        $101,200             $     --            $111,900
Total
     Revenues (000's)................................        $577,073             $414,718            $340,031
     Units...........................................           4,367                3,202               2,831
     Average sale price..............................        $132,100             $129,500            $120,100

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

As of May 31, 1996, the Company's contract backlog had an aggregate sales value of $295,484,000 and consisted of 2,070 homes. The contract backlog as of May 31, 1995 had an aggregate sales value of $198,126,000 and consisted of 1,493 homes. The Company anticipates that substantially all of the homes in backlog at May 31, 1996 will be delivered during the calendar year ending December 31, 1996.

MARKETING

The Company markets its homes to first-time and move-up buyers. Although the Company utilized the services of independent brokers, approximately 43% of its homes sold in fiscal 1996 were sold by Company commissioned personnel (without the assistance of independent brokers) from sales offices located in furnished model homes in the subdivisions. Sales personnel are trained by the Company and attend weekly meetings to be updated on financing availability, construction schedules and marketing and advertising plans. Company sales personnel and independent brokers are generally paid a commission at the time of closing of between 1% and 2% (depending on the market) and 3%, respectively, of the sales price of the home. The Company uses radio, newspaper, magazine, billboard displays, special promotional events and, occasionally, television in its marketing program.

The Company builds its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), thereby providing prospective buyers the added benefits of FHA-insured and VA-guaranteed mortgages.

CONSTRUCTION AND CUSTOMER SERVICE

The Company designs and supervises the development and building of its projects. The construction period for the Company's homes during fiscal 1996 ranged from 100 to 180 days in Phoenix, from 75 to 120 days in Texas, from 120 to 180 days in Denver, from 90 to 120 days in South Florida and from 100 to 150 days in Southern California.

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

In Phoenix, Denver, South Florida and Southern California, the Company constructs homes principally against orders which are evidenced by written contracts and modest escrow deposits. In fiscal 1996, approximately 17% of such contracts have been canceled, a majority of such cancellations being attributable to the inability of the prospective purchaser to qualify for financing. The Company attempts to limit cancellations by training its sales force to determine the qualification of potential homebuyers at the sales office. The Company classifies a unit as speculative when construction commences on a unit that does not have a written contract. The Company may construct speculative units in order to maintain an inventory for quick delivery or to continue the construction sequence. The majority of the Company's speculative units are less than 50% complete. As a result of such cancellations and construction procedures, at May 31, 1995 and 1996, the Company had respectively, 494 and 559 speculative units under construction.

MORTGAGE BANKING

The Company commenced mortgage banking operations in 1986 and all mortgage operations of the Company have been conducted by American Western Mortgage Company ("AWMC") and Miltex Management, Inc. ("MMI"), which are approved by the FHA and VA as qualified mortgage lenders. As of July 1, 1995, all mortgage operations of the Company are being conducted by AWMC which has changed its name to CH Mortgage Company ("CHMC"). For the year ended May 31, 1996, CHMC provided mortgage financing for more than 63% and 66% of the Company's customers in Arizona and Texas, respectively. The Company is currently licensed to do business in Arizona, Colorado, Texas, Florida and California.

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

Each mortgage originated by CHMC contains the provision for a servicing fee (which is included as a part of the monthly payment made by the mortgagor) to be paid for the collection of, and accounting for, mortgage payments. This servicing fee provision is a separate interest in the mortgage that may be sold independently of, or together with, the mortgage itself. CHMC began retaining a portion of the servicing portfolio in fiscal 1991 and from time to time may continue to do so, although this is not expected to become a material part of the Company's business. During fiscal 1996, the Company sold significantly all of the servicing rights it had previously retained.

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

The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"), as well as effects of environmental factors. The particular environmental laws which apply to any given homebuilding site vary greatly according to the site's location, the site's environmental condition and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

The Company's mortgage banking subsidiary must also comply with various federal and state laws and consumer credit rules and regulations as well as rules and regulations in connection with its mortgage lending activities. Additionally, mortgage loans originated under the FHA, VA, FNMA and GNMA are subject to rules and regulations imposed by such agencies.

EMPLOYEES

At May 31, 1996, the Company and its subsidiaries employed approximately 553 persons, including corporate staff, sales personnel, construction personnel and mortgage and title staff. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.           PROPERTIES

       The Company's principal offices are located at 7001 North Scottsdale Road, Suite 2050, Scottsdale, Arizona 85253. The offices, which include approximately 22,000 square feet, are leased for a term expiring March 2001.

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

                                     Part II

Item 5.           MARKET  FOR   THE  REGISTRANT'S  COMMON   EQUITY  AND  RELATED
                  STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since December 15, 1993 the Company's Common Stock has traded on the New York Stock Exchange (Symbol: CON). The following table sets forth for each period indicated the high and low closing sales prices of the Company's Common Stock and cash dividends paid:

                                                                                                 Dividends
                                                              High              Low              Per Share
                                                              ----              ---              ---------
Year Ended May 31, 1996
         First Quarter.............................          $21.00           $15.13                $.05
         Second Quarter............................           22.50            18.13                 .05
         Third Quarter.............................           24.63            18.88                 .05
         Fourth Quarter............................           25.25            20.00                 .05

Year Ended May 31, 1995:
         First Quarter.............................          $15.75           $13.38                $.05
         Second Quarter............................           17.25            13.50                 .05
         Third Quarter.............................           14.13            11.63                 .05
         Fourth Quarter............................           15.88            11.00                 .05

DIVIDEND POLICY

Declarations of dividends are within the discretion of the Board of Directors and are dependent upon various factors, including the earnings, cash flow, capital requirements and operating and financial condition of the Company. In addition, the company's ability to pay dividends in excess of current levels is restricted by its 10% and 12% Senior Notes. See Note E of "Notes to Consolidated Financial Statements" of the Company. As of August 14, 1996, there were 105 holders of record of the Company's Common Stock.

Item 6.           SELECTED FINANCIAL DATA

       Information relating to this item appears under the caption "Financial Highlights" on page 3 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and the Notes thereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information relating to this item appears under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 16 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Information relating to this item appears on pages 17 through 31 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. There are no other financial statements and schedules required under Regulations S-X promulgated under the Securities Act of 1933.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.
                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to this item appears in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on August 29, 1996, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


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

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to this item is contained in the definitive Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference in accordance with General Instruction G(3) of From 10-K.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information relating to this item is contained in the definitive Proxy Statement referred to above in "Item 10. Directors and Officers of the Registrant, " and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.

                                     PART IV

Item 14.          EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)  1.           Financial Statements

       The following consolidated financial statements of Continental Homes Holding Corp. and Subsidiaries, included in the Annual Report to Shareholders for the year ended May 31, 1996, are incorporated by reference in Item 8:

(a) 1.            Financial Statements

       Report of Independent Public Accountants

       Consolidated Balance Sheets - May 31, 1996 and 1995.

       Consolidated  Statements of  Income - Years  ended May 31, 1996, 1995 and
          1994.

       Consolidated  Statements  of  Stockholder's  Equity - Years ended May 31,
          1996, 1995 and 1994.

       Consolidated  Statements  of Cash Flows - Years ended May 31, 1996,  1995 and 1994.

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

2.2(b) Amendment to Stock Purchase Agreement between Seller and the Company dated November 18, 1994. Incorporated by reference to
                  Exhibit 2.2(b) to the Company's report on Form 10-K for the year ended May 31, 1995.

2.2(c) Second Amendment to Stock Purchase Agreement between Seller and the Company dated November 18, 1994. Incorporated by reference to Exhibit 2.2(c) to the Company's report on Form 10-K for the year ended May 31, 1995.

2.2(d) Third Amendment to Stock Purchase Agreement between Seller and the Company dated July 12, 1995. Incorporated by reference to
                  Exhibit 2.2(d) to the Company's report on Form 10-K for the year ended May 31, 1995.

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

3.2               By-laws of the Company.  Incorporated  by reference to Exhibit
                  3.2 to registration Statement No. 33-6797, as filed on June 25, 1986.

4.1* Indenture dated as of April 15, 1996 between the Company and First Union National Bank, as Trustee.

(a) 3.            Exhibits (continued)

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

4.3 Indenture dated as of November 1, 1995 between the Company and Manufacturer's and Traders Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on form 10-Q for the quarter ended November 30, 1995.

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

10.3 Amended and Restated Mortgage Warehousing Credit and Security Agreement dated as of July 1, 1995 between Bank One, Arizona, NA ("BOAZ") and CHMC. Incorporated by reference to Exhibit
                  10.3 to the Company's report on Form 10-K for the year ended May 31, 1995.

10.3(a) Modification Agreement dated as of December 1, 1995 between BOAZ and CHMC. Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended November 30, 1995.

10.4 Replacement Revolving Line of Credit Promissory Note dated July 1, 1995 by CHMC in favor of BOAZ in the principal amount of up to $25,000,000. Incorporated by reference to Exhibit
                  10.4 to the Company's report on form 10-K for the year ended May 31, 1995.

10.4(a) Amended and Restated Replacement Revolving Line of Credit Promissory Note dated December 1, 1995 between BOAZ and CHMC in favor of BOAZ in the amount of $25,000,000. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended November 30, 1995.

10.5* Credit Agreement dated as of June 27, 1996 between BOAZ, Norwest, The First National Bank of Boston and CHHC.

10.6* Promissory Note dated June 27, 1996 between BOAZ and CHHC in the principal amount of up to $65,000,000.

10.7* Promissory Note dated June 27, 1996 between The First National Bank of Boston and CHHC in the principal amount of up to $25,000,000.

(a)3.             Exhibits (continued)

10.8* Promissory Note dated June 27, 1996 between Norwest Bank Arizona and CHHC in the principal amount of up to $20,000,000.

11.*              Statement Re Computation of Per Share Earnings.

13.* Page 3 and pages 12 through 31 of the Annual Report to Stockholders for the year ended May 31, 1996.

21.*              Subsidiaries of the Company.

23.*              Consent of Independent Public Accountants.

27.*              Financial Data Schedule.
- ----------
+    Denotes a compensatory plan or agreement.
*    Filed herewith.

(b)               Reports on Form 8-K
                  There were no reports filed on Form 8-K during the last quarter of the year ended May 31, 1996. The Company filed a report on Form 8-K dated November 18, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    August 23, 1996                        CONTINENTAL HOMES HOLDING CORP.

                                                 By:   /s/  Donald R. Loback
                                                    ----------------------------
                                                 Donald R. Loback
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Donald R. Loback                                           August 23, 1996
- ------------------------------------                            ---------------
Donald R. Loback                                                      Date
Chief Executive Officer

/s/  W. Thomas Hickcox                                          August 23, 1996
- ------------------------------------                            ---------------
W. Thomas Hickcox                                                     Date
President and Director

/s/ Julie E. Collins                                            August 23, 1996
- ------------------------------------                            ---------------
Julie E. Collins                                                       Date
Secretary, Treasurer and
  Financial Vice President
(Principal Financial and Accounting Officer)

/s/ Bradley S. Anderson                                         August 23, 1996
- ------------------------------------                            ---------------
Bradley S. Anderson                                                    Date
Director

/s/ Jo Ann Rudd                                                 August 23, 1996
- ------------------------------------                            ---------------
Jo Ann Rudd                                                            Date
Director

/s/ William Steinberg                                           August 23, 1996
- ------------------------------------                            ---------------
William Steinberg                                                      Date
Director

                                INDEX OF EXHIBITS

                                                                                                        Page Number

4.1      Indenture dated as of April 15, 1996 between the Company and First Union
         National Bank, as Trustee.

10.5     Credit Agreement dated as of June 27, 1996 between BOAZ,  Norwest,  The
         First National Bank of Boston and CHHC.

10.6 Promissory Note dated June 27, 1996 between BOAZ and CHHC in the principal amount of up to $65,000,000.

10.7     Promissory  Note dated June 27, 1996 between the First National Bank of
         Boston and CHHC in the principal amount of up to $25,000,000.

10.8     Promissory  Note dated June 27, 1996  between  Norwest Bank Arizona and
         CHHC in the principal amount of up to $20,000,000.

11.      Statement Re:  Computation of Per Share Earnings                                                 E-2

13. Page 3 and pages 12 through 31 of the Annual Report to Stockholders for the year ended May 31, 1996.

21.      Subsidiaries of the Company.                                                                     E-3

23.      Consent of Independent Public Accountants.                                                       E-4

27.      Financial Data Schedule.