Form 10-Q
period 1996-08-31
CONTINENTAL HOMES HOLDING CORP
filed 1996-10-03
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                 _______________________________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

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

                        YES    X                   NO
                            -------                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                               Outstanding at
Class of Common Stock                                        September 30, 1996
---------------------                                        ------------------
    $.01 par value                                               7,007,330
________________________________________________________________________________

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 AUGUST 31, 1996


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                     Page

  Item 1.  Financial Statements:
       Consolidated Balance Sheets as of August 31, 1996 and
            May 31, 1996....................................................   3

       Consolidated Statements of Income for the three months ended
            August 31, 1996 and 1995........................................   4

       Consolidated Statements of Cash Flows for the three months ended
            August 31, 1996 and 1995........................................   5

       Notes to Unaudited Consolidated Financial Statements.................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8

PART II. OTHER INFORMATION

  Item 3.  Legal Proceedings................................................  13

  Item 4.  Submission of matters to a vote of Security Holders..............  13

  Item 6.  Exhibits and Reports on Form 8-K.................................  13

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 August 31,        May 31,
                                                                                   1996             1996
                                                                                   ----             ----
                                                                                       (In thousands)
ASSETS
Homebuilding:
      Cash and cash equivalents                                                   $ 24,557        $ 25,236
      Receivables                                                                   12,658          16,693
      Homes, lots and improvements in production                                   371,519         344,880
      Property and equipment, net                                                    2,498           2,271
      Prepaid expenses and other assets                                             21,327          16,797
      Excess of cost over related net assets acquired                               12,320          11,715
                                                                                  --------        --------
                                                                                   444,879         417,592
                                                                                  --------        --------
Mortgage banking:
      Mortgage loans held for sale                                                  21,804          20,350
      Mortgage loans held for long-term investment, net                                 --              86
      Other assets                                                                     460             406
                                                                                  --------        --------
                                                                                    22,264          20,842
                                                                                  --------        --------
      Total assets                                                                $467,143        $438,434
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities                                      $ 61,450        $ 52,240
      Notes payable, senior and convertible subordinated debt                      246,496         244,999
      Deferred income taxes                                                            924           1,236
                                                                                  --------        --------
                                                                                   308,870         298,475
                                                                                  --------        --------
Mortgage banking:
       Notes payable                                                                14,569           5,359
       Bonds payable                                                                    --             168
       Other                                                                         1,038             686
                                                                                  --------        --------
                                                                                    15,607           6,213
                                                                                  --------        --------
       Total liabilities                                                           324,477         304,688
                                                                                  --------        --------

Minority Interest                                                                    4,686           4,797
                                                                                  --------        --------
Commitments and contingencies
Stockholders' equity
       Preferred stock, $.01 par value:
         Authorized - 2,000,000 shares, Issued - None                                   --              --
       Common Stock $.01 par value:
         Authorized - 20,000,000 shares
         Issued - 7,080,900 shares                                                      71              71
       Treasury stock, at cost - 73,570 and 88,265 shares                             (321)           (384)
       Capital in excess of par value                                               60,475          60,396
       Retained earnings                                                            77,755          68,866
                                                                                  --------        --------
       Total stockholders' equity                                                  137,980         128,949
                                                                                  --------        --------
       Total liabilities and stockholders' equity                                 $467,143        $438,434
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  Three months ended
                                                                       August 31,
                                                                       ----------
                                                                  1996            1995
                                                                  ----            ----
REVENUES
     Home sales                                                 $183,664        $132,946
     Land sales                                                      481          10,761
     Mortgage banking and title operations                         3,266           2,586
     Other income, net                                               235             112
                                                                --------        --------
         Total revenues                                          187,646         146,405
                                                                --------        --------

COSTS AND EXPENSES
Homebuilding:
     Cost of home sales                                          149,674         108,426
     Cost of land sales                                              496          10,831
     Selling, general and administrative expense                  18,640          14,956
     Interest, net                                                 1,385           1,149
Mortgage banking and title operations:
     Selling, general and administrative expense                   2,056           1,724
     Interest, net                                                  (201)             55
                                                                --------        --------

         Total costs and expenses                                172,050         137,141
                                                                --------        --------

Income before income taxes                                        15,596           9,264
Income taxes                                                       6,360           4,040
                                                                --------        --------

Net income                                                      $  9,236        $  5,224
                                                                ========        ========

Earnings per common share                                       $   1.32        $    .75

Earnings per common share assuming full dilution                $    .95        $    .66

Cash dividend per share                                         $    .05        $    .05

Weighted average number of shares outstanding                  7,003,206       6,927,672
                                                               =========       =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three months ended
                                                                                                 August 31,
                                                                                                 ----------
                                                                                            1996          1995
                                                                                            ----          ----
                                                                                               (In thousands)
Cash flows from operating activities:
     Net income                                                                             $ 9,236      $ 5,224
         Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                                     812          840
              Minority interest                                                                (111)          --
              Increase (decrease) in deferred income taxes                                     (312)       1,024
Decrease (increase) in assets:
     Homes, lots and improvements in production                                             (18,842)       4,148
     Receivables                                                                              2,824        1,909
     Prepaid expenses and other assets                                                       (4,353)      (3,118)
Increase in liabilities:
     Accounts payable and other liabilities                                                   8,118        3,555
                                                                                            -------      -------
Net cash provided (used) by operating activities                                             (2,628)      13,582
                                                                                            -------      -------

Cash flows from investing activities:
     Net additions of property and equipment                                                   (421)        (123)
     Cash paid for acquisitions, net of cash acquired                                        (1,205)           --
                                                                                            -------      -------
     Net cash used by investing activities                                                   (1,626)        (123)
                                                                                            -------      -------

Cash flows from financing activities:
     Increase (decrease) in notes payable
       to financial institutions                                                              3,948      (11,468)
     Retirement of bonds payable                                                               (168)        (311)
     Stock options exercised                                                                    142           65
     Dividends paid                                                                            (347)        (345)
                                                                                            -------      -------
     Net cash used by financing activities                                                    3,575      (12,059)
                                                                                            -------      -------
     Net increase (decrease) in cash                                                           (679)       1,400
     Cash at beginning of period                                                             25,236       12,848
                                                                                            -------      -------
     Cash at end of period                                                                  $24,557      $14,248
                                                                                            =======      =======

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
         Interest, net of amounts capitalized                                               $ 1,643      $ 1,958
         Income taxes                                                                           300      $    --

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

              These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended May 31, 1996, filed with the Securities and Exchange Commission.

              The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2.       Interest Capitalization

              The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $4,479,000 and $4,081,000 and expensed as a component of cost home sales $4,500,000 and $3,662,000 in the three months ended August 31, 1996 and 1995, respectively.

Note 3.       Notes Payable, Senior and Convertible Subordinated Debt

              Notes payable, senior and convertible subordinated debt for homebuilding consist of:

                                                         August 31,      May 31,
                                                            1996          1996
                                                            ----          ----
                                                              (In thousands)
Notes payable                                            $ 20,565       $ 19,108
10% Senior notes, due 2006, net of
  discount of $1,920 and $1,972                           128,080        128,028
12% Senior notes, due 1999, net of
  premium of $101 and $113                                 11,601         11,613
6-7/8% convertible subordinated notes,
  due 2002                                                 86,250         86,250
                                                         --------       --------
                                                         $246,496       $244,999
                                                         ========       ========

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.       Interest, net

              The summary of the components of interest, net is as follows:

                                                          Three months ended
                                                               August 31,
                                                               ----------
                                                          1996            1995
                                                          ----            ----
                                                             (In thousands)
Interest expense, homebuilding                          $ 1,466         $ 1,234
Interest income, homebuilding                               (81)            (85)
                                                        -------         -------
                                                        $ 1,385         $ 1,149
                                                        =======         =======

Interest expense, mortgage banking                          177         $   724
Interest income, mortgage banking                          (378)           (669)
                                                        -------         -------
                                                        $  (201)        $    55
                                                        =======         =======

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------
       Homebuilding

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                                        Quarters ended
                                                           August 31,
                                                           ----------
                                                      1996             1995
                                                      ----             ----
Units delivered                                       1,368            1,029
Average sales price                              $  134,300       $  129,200
Revenue from home sales (000's)                  $  183,664       $  132,946
Percentage increase from prior year                    38.1%            26.5%
Change due to volume                                   32.9%            24.6%
Change due to average sales price                       5.2%             1.9%

         The volume increase in the quarter ended August 31, 1996 compared to the quarter ended August 31, 1995 resulted from improved sales in Denver, South Florida and Texas during the fourth quarter of fiscal 1996, and the Company's expansion into the Dallas, Texas market.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                                      August 31,
                                                      ----------
                                           1996                    1995
                                           ----                    ----
                                     Units       Dollars     Units       Dollars
                                     -----       -------     -----       -------
                                                 (Dollars in thousands)
Phoenix                                  789    $104,450       1,003    $126,424
Texas                                    518      58,117         420      46,733
Florida                                  196      24,460         118      16,731
Denver                                   275      53,974         118      23,901
California                                79      28,279          89      20,388
                                    --------    --------    --------    --------
         Total backlog                 1,857    $269,280       1,748    $234,177
                                    ========    ========    ========    ========

Average price per unit                          $    145                $    134
                                                ========                ========

         The increase in backlog at August 31, 1996 resulted from record sales in Denver, South Florida and Texas during the fourth quarter of fiscal 1996 and the Company's expansion into the Dallas, Texas market. The aggregate sales value of new contracts signed decreased 14% in the three months ended August 31, 1996 compared to the first quarter last year. Most of the decline was a result of decreased order activity in the Phoenix market during the first quarter of fiscal 1997 compared to the first quarter last year. This decline was the result of a very difficult comparison and not due to a significant deterioration in the market. The Company recorded 1,076 net new orders with an aggregate sales value of approximately $143,661,000 for the first three months ended August 31, 1996 compared to 1,284 net new orders with an aggregate sales value of approximately $166,183,000 during the first quarter of last year.

         The following table summarizes information related to cost of home sales , selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:


                                              Quarters ended August 31,
                                              -------------------------
                                             1996                   1995
                                             ----                   ----
                                      Dollars      %        Dollars        %
                                      -------      -        -------        -
                                               (Dollars in thousands)
Revenue from home sales              $183,664    100.0 %    $132,946     100.0 %
Cost of home sales                    149,674     81.5       108,426      81.6
                                     --------    -----      --------     -----
Gross profit from home sales           33,990     18.5        24,520      18.4
SG&A expenses                          18,640     10.1        14,956      11.2
                                     --------    -----      --------     -----
Operating income from homebuilding     15,350      8.4         9,564       7.2
Interest, net                           1,385       .8         1,149        .9
                                     --------    -----      --------     -----
Pre-tax profit from homebuilding     $ 13,965      7.6 %    $  8,415       6.3 %
                                     ========    =====      ========     =====


         The increase in total SG&A expenses for the quarter ended August 31, 1996 compared to the quarter ended August 31, 1995 was principally due to the increased volume which increased variable marketing costs (sales commissions, advertising and model furniture amortization). Additionally, SG&A increased with the addition of the Dallas operation during the first quarter of fiscal 1997. SG&A expenses for each home delivered decreased to $13,626 in the first quarter of fiscal 1997 compared to $14,534 in the first quarter of last year. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $21,325,000 for the three months ended August 31, 1996 compared to $16,980,000 for the corresponding fiscal 1996 period.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $5,945,000 for the three months ended August 31, 1996 compared to $5,315,000 for the three months ended August 31, 1995. Interest, net for homebuilding was $1,385,000 and $1,149,000 for the three months ended August 31, 1996 and 1995, respectively.

         The Company's  pre-tax  profit from  homebuilding  for the three months
ended  August  31,  1996  was   $13,965,000   compared  to  $8,415,000  for  the
corresponding quarter ended August 31, 1995. Pre-tax profit increased in the first quarter of fiscal 1997 due primarily to increased volume and improved results in all markets.

Mortgage Banking
----------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The following table summarizes operating information for the Company's mortgage banking operations:

                                                       Quarters ended
                                                         August 31,
                                                         ----------
                                                       1996      1995
                                                       ----      ----
                                                   (Dollars in thousands)
Number of loans originated                               877       676

Loan origination fees                                 $  844    $  645
Sale of servicing rights and marketing gains           1,504     1,253
Other revenue                                            280       161
                                                      ------    ------
         Total revenues                                2,628     2,059
General and administrative expenses                    1,721     1,435
                                                      ------    ------
Operating income from mortgage banking                   907       624
Interest, net                                           (201)       59
                                                      ------    ------
Pre-tax profit from mortgage banking                  $1,108    $  565
                                                      ======    ======

         Revenues and general and administrative expenses from mortgage banking increased in the quarter ended August 31, 1996 primarily as a result of an increase in originations and expansion into the Denver, Miami and Southern California markets.

  Consolidated Operations

         As a result of the aforementioned items, net income was $9,236,000 ($1.32 per share, $.95 fully diluted) for the three months ended August 31, 1996 compared to $5,224,000 ($.75 per share, $.66 fully diluted) for the period ended August 31, 1995.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisitions and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. On June 27, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks which provides for a $110 million unsecured revolving line of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.75% or prime plus .125% at the Company's election and subject to the rating on its senior debt. Available borrowings under the Credit Agreement are limited to certain percentages of housing unit costs, finished lots, land under development and receivables as defined in the Credit Agreement. As a result of this formula, the borrowing base at August 31, 1996 was $93,648,000 and $20,000,000 was outstanding. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any current commitments for capital expenditures.

         CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At August 31, 1996, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $14,569,000. The Company believes that this line is sufficient for its mortgage banking operations.

         On November 10, 1995, the Company completed the sale of $75,000,000 principal amount of its 6-7/8% Convertible Subordinated Notes due November 2002. On December 5, 1995, the Company sold an additional $11,250,000 of such notes. The net proceeds were used to redeem the Company's 6-7/8% Convertible Subordinated Notes due March 2002 and to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit (including the warehouse line of credit). In connection with the redemption of the notes, the Company recorded, in the third quarter of fiscal 1996, an extraordinary loss, net of taxes, of approximately $859,000 due to the write-off of unamortized discount and debt issuance costs. The Convertible Notes are immediately convertible into shares of the Company's common stock at a rate of 42.105 shares for each $1,000 principal amount of Convertible Notes.

         On April 18, 1996 the Company completed the sale of $130,000,000 principal amount of its 10% Senior Notes due April 2006. The Company used approximately $107,542,000 of the net proceeds to repurchase $98,500,000 aggregate principal amount of its 12% Senior Notes due 1999. The remaining proceeds were used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit. In connection with the repurchase of the 12% Senior Notes, the Company recorded, in the fourth quarter of fiscal 1996, an extraordinary loss, net of taxes, of approximately $6,059,000 related primarily to a tender offer premium.

         On June 5, 1996, the Company acquired substantially all of the assets of Westchester Homes located in the Dallas/Fort Worth, Texas metropolitan area for approximately $1,300,000 in cash.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 3.       Legal Proceedings
              -----------------

         The Company is not involved in any legal proceedings which it believes would have a material effect on its financial position or operating results. The suit filed against William O. Milburn and Ernst & Young seeking reimbursement for the payments made to the Internal Revenue Service in excess of the tax liability recorded at the time Milburn was acquired has been settled.

Item 4.       Submission of matters to a vote of Security Holders
              ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on August 29, 1996, the stockholders elected the following persons to the Board of Directors:

             Nominee                              For                Withheld
             -------                              ---                --------
         Donald R. Loback                       6,063,142             428,048
         W. Thomas Hickcox                      6,063,142             428,048
         Robert B. Ryan                         6,063,142             428,048
         Timothy C. Westfall                    6,062,717             428,473
         Peter D. O'Connor                      6,063,142             428,048
         Jo Ann Rudd                            6,063,042             428,148
         William Steinberg                      6,062,942             428,248
         Bradley S. Anderson                    6,063,042             428,148

         The proposed amendment to the By-Laws was not approved. Of 5,591,054 total shares voted, 1,611,208 voted for the proposal, 3,928,096 voted against the proposal and 51,750 abstained.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

         (a)    11    Statement of Computation of Earnings Per Share.

                27    Financial Data Schedule.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 1996.

               CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONTINENTAL HOMES HOLDING CORP.


Date:  October 3, 1996                            By:  /s/ Julie E. Collins
                                                       -------------------------
                                                        JULIE E. COLLINS
                                                        Financial Vice President


Date:  October 3, 1996                            By:  /s/ Donald R. Loback
                                                       -------------------------
                                                        DONALD R. LOBACK
                                                        Chief Executive Officer
                                       14