Form 10-Q
period 1996-11-30
CONTINENTAL HOMES HOLDING CORP
filed 1997-01-08
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            --------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-14830

                         CONTINENTAL HOMES HOLDING CORP.

             (Exact name of registrant as specified in its charter)

                 Delaware                                   86-0554624
       (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)                 Identification No.)

     7001 N. Scottsdale Road, Suite 2050                      85253
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

                  YES    X                               NO
                       ----                                 ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
    Class of Common Stock                               December 27, 1996
    ---------------------                               -----------------
       $.01 par value                                        6,897,330

--------------------------------------------------------------------------------

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                NOVEMBER 30, 1996


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                       Page

  Item 1.  Financial Statements:
         Consolidated Balance Sheets as of November 30, 1996 and
              May 31, 1996..............................................................        3

         Consolidated Statements of Income for the three and six months ended
              November 30, 1996 and 1995................................................        4

         Consolidated Statements of Cash Flows for the six months ended
              November 30, 1996 and 1995................................................        5

         Notes to unaudited Consolidated Financial Statements...........................        6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................        8

PART II. OTHER INFORMATION

  Item 4.  Submission of matters to a vote of Security Holders..........................       12

  Item 6.  Exhibits and Reports on Form 8-K.............................................       12

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            November  30,           May 31,
                                                                                1996                 1996
                                                                                ----                 ----
                                                                                      (In thousands)
ASSETS
Homebuilding:
      Cash and cash equivalents                                              $   21,414           $   25,236
      Receivables                                                                19,052               16,693
      Homes, lots and improvements in production                                405,229              344,880
      Property and equipment, net                                                 3,614                2,271
      Prepaid expenses and other assets                                          19,453               16,797
      Excess of cost over related net assets acquired                            10,224               11,715
                                                                             ----------           ----------
                                                                                478,986              417,592
                                                                             ----------           ----------
Mortgage banking:
      Mortgage loans held for sale                                               17,418               20,350
      Mortgage loans held for long-term investment, net                              --                   86
      Other assets                                                                  191                  406
                                                                             ----------           ----------
                                                                                 17,609               20,842
                                                                             ----------           ----------
      Total assets                                                           $  496,595           $  438,434
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities                                 $   63,624           $   52,240
      Notes payable, senior and convertible subordinated debt                   269,994              244,999
      Deferred income taxes                                                       1,621                1,236
                                                                             ----------           ----------
                                                                                335,239              298,475
                                                                             ----------           ----------
Mortgage banking:
       Notes payable                                                             12,169                5,359
       Bonds payable                                                                 --                  168
       Other                                                                      1,104                  686
                                                                             ----------           ----------
                                                                                 13,273                6,213
                                                                             ----------           ----------
       Total liabilities                                                        348,512              304,688
                                                                             ----------           ----------

Minority interest                                                                 4,494                4,797
                                                                             ----------           ----------
Commitments and contingencies
Stockholders' equity
       Preferred stock, $.01 par value:
         Authorized - 2,000,000 shares, Issued none                                  --                   --
       Common stock, $.01 par value:
         Authorized - 20,000,000 shares, Issued 7,080,900 shares                     71                   71
       Treasury stock, at cost - 183,570 and 88,265 shares                       (2,153)                (384)
       Capital in excess of par value                                            60,475               60,396
       Retained earnings                                                         85,196               68,866
                                                                             ----------           ----------
       Total stockholders' equity                                               143,589              128,949
                                                                             ----------           ----------
       Total liabilities and stockholders' equity                            $  496,595           $  438,434
                                                                             ==========           ==========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three months ended            Six months ended
                                                         November 30,                  November 30,
                                                         ------------                  ------------

                                                      1996           1995           1996           1995
                                                      ----           ----           ----           ----
REVENUES
     Home sales                                   $   162,883    $   135,384    $   346,547    $   268,330
     Land sales                                        14,643            506         15,124         11,267
     Mortgage banking and title operations              2,564          2,481          5,830          4,946
     Other income (loss), net                             163             (6)           398            106
                                                  -----------    -----------    -----------    -----------
         Total revenues                               180,253        138,365        367,899        284,649
                                                  -----------    -----------    -----------    -----------

COSTS AND EXPENSES
Homebuilding:
     Cost of home sales                               132,976        110,431        282,650        218,857
     Cost of land sales                                13,996            498         14,492         11,329
     Selling, general and administrative
       expenses                                        17,084         15,072         35,724         30,028
     Interest, net                                      1,361          1,305          2,746          2,454
Mortgage banking and title operations:
     Selling, general and administrative
       expenses                                         2,082          1,652          4,138          3,255
     Interest, net                                       (198)           (21)          (399)            34
                                                  -----------    -----------    -----------    -----------

         Total costs and expenses                     167,301        128,937        339,351        265,957
                                                  -----------    -----------    -----------    -----------

Income before income taxes                             12,952          9,428         28,548         18,692
Income taxes                                            5,160          4,113         11,520          8,153
                                                  -----------    -----------    -----------    -----------

Net income                                        $     7,792    $     5,315    $    17,028    $    10,539
                                                  ===========    ===========    ===========    ===========

Earnings per common share                         $      1.12    $       .77    $      2.44    $      1.52

Earnings per common share assuming
         full dilution                            $       .81    $       .64    $      1.76    $      1.30

Cash dividends per share                          $       .05    $       .05    $       .10    $       .10

Weighted average number of shares
         outstanding                                6,978,297      6,946,666      6,990,820      6,937,117
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six  months ended
                                                                        November 30,
                                                                        ------------
                                                                       1996        1995
                                                                       ----        ----
                                                                        (In thousands)
Cash flows from operating activities:
     Net income                                                      $ 17,028    $ 10,539
         Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
              Depreciation and amortization                             1,642       1,649
              Minority Interest                                          (303)         --
              Increase in deferred income taxes                           385         694
Decrease (increase) in assets
     Homes, lots and improvements in production                       (52,552)    (18,404)
     Receivables                                                          816       2,066
     Prepaid expenses and other assets                                 (2,393)       (894)
Increase in liabilities
     Accounts payable and other liabilities                            10,358       6,652
                                                                     --------    --------
Net cash provided (used) by operating activities                      (25,019)      2,302
                                                                     --------    --------

Cash flows from investing activities:
     Net additions of property and equipment                           (1,750)       (371)
     Cash paid for acquisitions, net of cash acquired                  (1,205)         --
     Adjustment to purchase price                                       1,700          --
                                                                     --------    --------
     Net cash used by investing activities                             (1,255)       (371)
                                                                     --------    --------

Cash flows from financing activities:
     Increase  (decrease) in notes payable to financial
         institutions                                                  25,008     (34,008)
     Retirement of bonds payable                                         (168)       (789)
     Retirement of Convertible Subordinated Notes                          --     (33,250)
     Issuance of Convertible Subordinated Notes                            --      72,475
     Stock options exercised                                              232         230
     Repurchase of stock                                               (1,922)         --
     Dividends paid                                                      (698)       (692)
                                                                     --------    --------
     Net cash provided by financing activities                         22,452       3,966
                                                                     --------    --------
     Net increase (decrease) in cash                                   (3,822)      5,897
     Cash at beginning of period                                       25,236      12,848
                                                                     --------    --------
     Cash at end of period                                           $ 21,414    $ 18,745
                                                                     ========    ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
         Interest, net of amounts capitalized                        $  3,245    $  4,029
         Income taxes                                                $  9,097    $  6,495

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

              The results of operations for the three and six months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2.       Interest Capitalization

              The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $9,223,000 and $8,101,000 and expensed as a component of cost of home sales $8,892,000 and $7,594,000 in the six months ended November 30, 1996 and 1995, respectively.

Note 3.       Notes payable, Senior and Convertible Subordinated Debt

         Notes   payable,   senior  and   convertible   subordinated   debt  for
              homebuilding consist of:

                                                                     November 30,           May 31,
                                                                         1996                 1996
                                                                         ----                 ----
                                                                               (In thousands)
10% senior notes, due 2006, net of discount of $1,870 and $1,972       $128,130           $128,028
12% senior notes, due 1999, net of premium of $89 and $113               11,589             11,613
6-7/8% convertible subordinated notes, due 2002                          86,250             86,250
Notes payable                                                            44,025             19,108
                                                                       --------           --------

                                                                       $269,994           $244,999
                                                                       ========           ========

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.       Interest, net

         The summary of the components of interest, net is as follows:

                                       Three months ended     Six months ended
                                          November 30,          November 30,
                                          ------------          ------------
                                        1996       1995       1996       1995
                                       -------    -------    -------    -------
                                                    (In thousands)
Interest expense, homebuilding         $ 1,519    $ 1,427    $ 2,985    $ 2,661
Interest income, homebuilding             (158)      (122)      (239)      (207)
                                       -------    -------    -------    -------
                                       $ 1,361    $ 1,305    $ 2,746    $ 2,454
                                       =======    =======    =======    =======

Interest expense, mortgage banking     $    83    $   644    $   260    $ 1,368
Interest income, mortgage banking         (281)      (665)      (659)    (1,334)
                                       -------    -------    -------    -------
                                       $  (198)   $   (21)   $  (399)   $    34
                                       =======    =======    =======    =======

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
                                     -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------
       Homebuilding
       ------------

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                            Quarters ended                  Six months ended
                                             November 30,                     November 30,
                                             ------------                     ------------
                                           1996          1995              1996            1995
                                           ----          ----              ----            ----
Units delivered                           1,145         1,028             2,513           2,057
Average sales price                    $142,256      $131,696          $137,902        $130,447
Revenue from home sales (000's)        $162,883      $135,384          $346,547        $268,330
Percentage increase from prior year        20.3%         40.8%             29.1%           33.3%
Change due to volume                       11.4%         40.1%             22.2%           31.9%
Change due to average sales price           8.9%           .7%              6.9%            1.4%

         The volume increase in the quarter and six months ended November 30, 1996 compared to the same periods during fiscal 1996 resulted from improved deliveries in Denver, South Florida and Texas and the Company's expansion into the Dallas, Texas market. The average sales price increase in the quarter and six months ended November 30, 1996 compared to the same periods during fiscal 1996 resulted primarily from an increase in volume in the Denver market where the average sales price is over $206,000.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                              November 30,
                                              ------------
                                         (Dollars in thousands)
                                         ----------------------
                                  1996                              1995
                                  ----                              ----
                            Units     Dollars            Units     Dollars
                            -----     -------            -----     -------
Phoenix                       714    $ 95,850              937    $117,972
Texas                         492      53,523              421      46,539
South Florida                 176      21,555              116      16,738
Denver                        230      44,522              130      27,284
Southern California            72      24,630               88      21,401
                            -----    --------            -----    --------
         Total backlog      1,684    $240,080            1,692    $229,934
                            =====    ========            =====    ========

Average price per unit                   $143                         $136
                                         ====                         ====

         The aggregate sales value of new contracts signed decreased 6% in the six months ended November 30, 1996 to $277,005,000 representing 2,048 homes as compared with $294,769,000 representing 2,256 homes for the six months ended November 30, 1995. Most of the decline was a result of decreased order activity in the Phoenix and Austin markets during the first six months of fiscal 1997 compared to the same period last year. This decline was the result of unusually strong new orders in the prior period and not due to a significant deterioration in either market.

         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                      Quarters ended November 30,                    Six months ended November 30,
                                      ---------------------------                    -----------------------------
                                         1996                     1995                    1996                    1995
                                         ----                     ----                    ----                    ----
                                    Dollars      %            Dollars    %          Dollars      %           Dollars     %
                                    -------      -            -------    -          -------      -           -------     -
Revenue from
  home sales                      $162,883   100.0%          $135,384  100.0%       $346,547   100.0%       $268,330   100.0%
Cost of home sales                 132,976    81.6            110,431   81.6         282,650    81.6         218,857    81.6
                                  --------   -----           --------  -----        --------   -----        --------   -----
Gross profit from
  home sales                        29,907    18.4             24,953   18.4          63,897    18.4          49,473    18.4
SG&A expenses                       17,084    10.5             15,072   11.1          35,724    10.3          30,028    11.2
                                  --------   -----           --------  -----        --------   -----        --------   -----
Operating income from
  homebuilding                      12,823     7.9              9,881    7.3          28,173     8.1          19,445     7.2
Interest, net                        1,361      .9              1,305    1.0           2,746      .8           2,454      .9
                                  --------   -----           --------  -----        --------   -----        --------   -----
Pre-tax profit from
  homebuilding                    $ 11,462     7.0%          $  8,576    6.3%       $ 25,427     7.3%       $ 16,991     6.3%
                                  ========   =====           ========  =====        ========   =====        ========   =====

         The increase in total SG&A expenses for the quarter and six months ended November 30, 1996 compared to the quarter and six months ended November 30, 1995 was principally due to the increased volume which increased variable marketing costs (sales commissions, advertising and model furniture amortization). Additionally, SG&A increased with the addition of the Dallas operation during the first quarter of fiscal 1997. SG&A expenses for each home delivered were $14,921 and $14,661 in the second quarter of fiscal 1997 and 1996, respectively and $14,216 and $14,598 in the first six months of fiscal 1997 and 1996, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $19,996,000 and $41,321,000 for the three and six months ended November 30, 1996 compared to $16,861,000 and $33,841,000 for the corresponding fiscal 1996 period.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $6,263,000 and $12,208,000 for the three and six months ended November 30, 1996, respectively compared to $5,447,000 and $10,762,000 for the three and six months ended November 30, 1995, respectively. For the six month period ended November 30, 1996, interest, net for homebuilding was $2,746,000 compared with $2,454,000 for the six months ended November 30, 1995.

         The Company's pre-tax profit from homebuilding for the six months ended November 30, 1996 was $25,427,000 compared to $16,991,000 for the corresponding six months ended November 30, 1995. Pre-tax profit increased in the six months of fiscal 1997 due primarily to increased volume and improved results in most markets.

         Mortgage Banking
         ----------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The following table summarizes operating information for the Company's mortgage banking operations:

                                         Quarters ended      Six months ended
                                           November 30,        November 30,
                                           ------------        ------------
                                         1996       1995      1996       1995
                                         ----       ----      ----       ----
                                                 (Dollars in thousands)
Number of loans originated                 680        685      1,557      1,361

Loan origination fees                  $   636    $   641    $ 1,480    $ 1,286
Sale of servicing and marketing gains    1,191      1,225      2,695      2,478
Other revenue                              291         44        571        205
                                       -------    -------    -------    -------
         Total revenues                  2,118      1,910      4,746      3,969
General and administrative expenses      1,783      1,261      3,504      2,696
                                       -------    -------    -------    -------
Operating income from mortgage banking     335        649      1,242      1,273
Interest, net                             (198)       (21)      (399)        38
                                       -------    -------    -------    -------
Pre-tax profit from mortgage banking   $   533    $   670    $ 1,641    $ 1,235
                                       =======    =======    =======    =======

Revenues and general and administrative expenses from mortgage banking increased in the six months ended November 30, 1996 primarily as a result of an increase in originations and expansion into the Denver, Miami and Southern California markets.

         Consolidated operations
         -----------------------

         Net income was $17,028,000 ($2.44 per share, $1.76 fully diluted) for the six months ended November 30, 1996 compared to $10,539,000 ($1.52 per share, $1.30 fully diluted) for the period ended November 30, 1995.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. On June 27, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks which provides for a $110 million unsecured revolving line of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.75% or prime plus .125% at the Company's election and subject to the rating on its senior debt. Available borrowings under the Credit Agreement are limited to certain percentages of housing unit costs, finished lots, land under development and receivables as defined in the Credit Agreement. As a result of this formula, the borrowing base at November 30, 1996 was $110,000,000 and $41,500,000 was outstanding. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its existing homebuilding activities and meet its debt service requirements. The Company is currently negotiating to increase the aforementioned credit agreement to $140 million. Such increase will be used to fund the development costs at its Rancho Carrillo project in San Diego. The Company believes the line will be increased by the end of its third fiscal quarter. In the event the group of banks does not increase the facility, the Company believes its current liquidity will be sufficient to fund the improvements.

         CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft it presented for payment. At November 30, 1996, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $12,169,000. The Company believes that this line is sufficient for its mortgage banking operations.

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

              Pursuant to a stock repurchase plan approved by the Board of Directors on December 22, 1994, the Company repurchased 117,000 shares of its common stock at an average price of $16.36 in November 1996.

Forward looking information; certain cautionary statements
----------------------------------------------------------

              Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are forward looking statements. Such statements involve risks and uncertainties and actual results may differ materially from those projected or implied. Further, certain forward looking statements are based on assumptions of future events which may not prove to be accurate. Risks and uncertainties include risks associated with new and future communities, competition, financing availability, fluctuations in interest rates or labor and material costs, government regulation, geographic concentration and general economic conditions.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 4.       Submission of matters to a vote of Security Holders
              ---------------------------------------------------

         None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

         (a)    11    Statement of Computation of Earnings Per Share.

                27    Financial Data Schedule.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended November 30, 1996.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CONTINENTAL HOMES HOLDING CORP.


Date:  January 7, 1997                          By:  /s/Julie E. Collins
                                                     --------------------------
                                                     JULIE E. COLLINS
                                                     Financial Vice President


Date:  January 7, 1997                          By:  /s/ Donald R. Loback
                                                     --------------------------
                                                     DONALD R. LOBACK
                                                     Chief Executive Officer
                                       13