Form 10-Q
period 1997-02-28
CONTINENTAL HOMES HOLDING CORP
filed 1997-04-10
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                   ------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

          YES    X                                       NO
               -----                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
     Class of Common Stock                             April 9, 1997
     ---------------------                             -------------
         $.01 par value                                  6,897,580

--------------------------------------------------------------------------------

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                FEBRUARY 28, 1997


                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                     Page

  Item 1.  Financial Statements:
         Consolidated Balance Sheets as of February 28, 1997 and
              May 31, 1996..................................................   3

         Consolidated Statements of Income for the three and nine months ended
              February 28, 1997 and 1996....................................   4

         Consolidated Statements of Cash Flows for the nine months ended
              February 28, 1997 and 1996....................................   5

         Notes to unaudited Consolidated Financial Statements...............   6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   8

PART 11. OTHER INFORMATION

  Item 4.  Submission of matters to a vote of Security Holders..............  12

  Item 6.  Exhibits and Reports on Form 8-K.................................  12

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    February 28,    May 31,
                                                                        1997         1996
                                                                        ----         ----
                                                                         (In thousands)
ASSETS
Homebuilding:
      Cash and cash equivalents                                      $  37,027    $  25,236
      Receivables                                                       24,196       16,693
      Homes, lots and improvements in production                       392,958      344,880
      Property and equipment, net                                        3,727        2,271
      Prepaid expenses and other assets                                 21,323       16,797
      Excess of cost over related net assets acquired                    9,894       11,715
                                                                     ---------    ---------
                                                                       489,125      417,592
                                                                     ---------    ---------
Mortgage banking:
      Mortgage loans held for sale                                      20,935       20,350
      Mortgage loans held for long-term investment, net                      0           86
      Other assets                                                         289          406
                                                                     ---------    ---------
                                                                        21,224       20,842
                                                                     ---------    ---------
      Total assets                                                   $ 510,349    $ 438,434
                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities                         $  63,484    $  52,240
      Notes payable, senior and convertible subordinated debt          275,360      244,999
      Deferred income taxes                                              2,528        1,236
                                                                     ---------    ---------
                                                                       341,372      298,475
                                                                     ---------    ---------
Mortgage banking:
       Notes payable                                                    14,180        5,359
       Bonds payable                                                         0          168
       Other                                                               550          686
                                                                     ---------    ---------
                                                                        14,730        6,213
                                                                     ---------    ---------
       Total liabilities                                               356,102      304,688
                                                                     ---------    ---------

Minority interest                                                        4,241        4,797
                                                                     ---------    ---------
Commitments and contingencies

Stockholders' equity
       Preferred stock, $.01 par value:
         Authorized - 2,000,000 shares, Issued none                       --           --
       Common stock, $.01 par value:
         Authorized - 20,000,000 shares, Issued - 7,080,900 shares          71           71
       Treasury stock, at cost - 183,320 and 88,265 shares              (2,191)        (384)
       Capital in excess of par value                                   60,517       60,396
       Retained earnings                                                91,609       68,866
                                                                     ---------    ---------
       Total stockholders' equity                                      150,006      128,949
                                                                     ---------    ---------
       Total liabilities and stockholders' equity                    $ 510,349    $ 438,434
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three months ended             Nine months ended
                                                    February 28,                  February 28,
                                                    ------------                  ------------
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
REVENUES
     Home sales                              $   169,986    $   137,180    $   516,533    $   405,510
     Land sales                                      424            153         15,548         11,420
     Mortgage banking and title operations         2,396          3,411          8,226          8,357
     Other income, net                                 3            252             99            358
                                             -----------    -----------    -----------    -----------
         Total revenues                          172,809        140,996        540,406        425,645
                                             -----------    -----------    -----------    -----------

COSTS AND EXPENSES
Homebuilding:
     Cost of home sales                          140,783        111,910        423,433        330,767
     Cost of land sales                              102            156         14,594         11,485
     Selling, general and administrative
       expenses                                   18,074         15,052         53,798         45,080
     Interest, net                                   847          1,572          3,593          4,026
     Minority interest                              (255)          (164)          (557)          (164)
Mortgage banking and title operations:
     Selling, general and administrative
       expenses                                    1,879          1,762          6,017          5,017
     Interest, net                                  (178)          (157)          (577)          (123)
                                             -----------    -----------    -----------    -----------

         Total costs and expenses                161,252        130,131        500,301        396,088
                                             -----------    -----------    -----------    -----------

Income before income taxes and
     extraordinary loss                           11,557         10,865         40,105         29,557
Income taxes                                       4,799          4,705         16,319         12,858
                                             -----------    -----------    -----------    -----------
Income from operations                             6,758          6,160         23,786         16,699
Extraordinary loss:
     Loss on extinguishment of
         debt, net                                     0           (859)             0           (859)
                                             -----------    -----------    -----------    -----------
Net income                                   $     6,758    $     5,301    $    23,786    $    15,840
                                             ===========    ===========    ===========    ===========

Earnings per common share
     Income from operations                  $       .98    $       .88    $      3.42    $      2.40
     Net income                                      .98            .76           3.42           2.28
Earnings per common share assuming
  full dilution
      Income from operations                 $       .72    $       .65    $      2.48    $      1.95
      Net income                                     .72            .57           2.48           1.86
Cash dividends per share                     $       .05    $       .05    $       .15    $       .15
Weighted average number of shares
         outstanding                           6,897,402      6,974,427      6,960,023      6,949,509
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                        February 28,
                                                                                        ------------
                                                                                      1997        1996
                                                                                      ----        ----
                                                                                       (In thousands)
Cash flows from operating activities
     Net income                                                                    $ 23,786    $ 15,840
         Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                           2,423       2,415
              Minority interest                                                        (556)       (164)
              Increase (decrease) in deferred income taxes                            1,292         889
              Extraordinary loss on extinguishment of debt                             --         1,457
     Decrease (increase) in assets:
         Homes, lots and improvements in production                                 (40,281)    (36,458)
         Receivables                                                                 (7,845)      9,298
         Prepaid expenses and other assets                                           (4,544)      4,635
     Increase (decrease) in liabilities:
         Accounts payable and other liabilities                                       9,664       2,331
                                                                                   --------    --------
     Net cash provided (used) by operating activities                               (16,061)        243
                                                                                   --------    --------

Cash flows from investing activities:
     Net additions of property and equipment                                         (2,094)       (475)
     Cash paid for acquisitions, net of cash acquired                                (1,205)       --
     Adjustment to purchase price                                                     1,700        --
                                                                                   --------    --------
     Net cash used by investing activities                                           (1,599)       (475)
                                                                                   --------    --------

Cash flows from financing activities:
     Increase (decrease) in notes payable to financial
         institutions                                                                12,173     (24,998)
     Retirement of bonds payable                                                       (168)    (17,227)
     Retirement of Convertible Subordinated Notes                                      --       (33,250)
     Issuance of Senior Notes                                                        20,175        --
     Issuance of Convertible Subordinated Notes                                        --        83,285
     Repurchase of stock                                                             (1,922)       --
     Stock options exercised                                                            236         510
     Dividends paid                                                                  (1,043)     (1,042)
                                                                                   --------    --------
     Net cash provided by financing activities                                       29,451       7,278
                                                                                   --------    --------

     Net increase (decrease) in cash                                                 11,791       7,046
     Cash at beginning of period                                                     25,236      12,848
                                                                                   --------    --------
     Cash at end of period                                                         $ 37,027    $ 19,894
                                                                                   ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest, net of amounts capitalized                                      $  4,680    $  6,064
         Income taxes                                                              $ 12,987    $ 10,422

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

              The results of operations for the three and nine months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.       Interest Capitalization

              The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. the Company capitalized such interest in the amount of $14,755,000 and $12,211,000 and expensed as a component of cost of home sales $13,352,000 and $11,786,000 in the nine months ended February 28, 1997 and 1996, respectively.

Note 3.       Notes payable, Senior and Convertible Subordinated Debt

              Notes payable, senior and convertible subordinated debt for homebuilding consist of:

                                                                  February 28,  May 31,
                                                                      1997       1996
                                                                      ----       ----
                                                                      (In thousands)
10% senior notes, due 2006, net of discount of $1,647 and $1,972   $148,353   $128,028
12% Senior notes, due 1999, net of premium of $77 and $113           11,577     11,613
6-7/8% convertible subordinated notes, due 2002                      86,250     86,250
Notes payable                                                        29,180     19,108
                                                                   --------   --------

                                                                   $275,360   $244,999
                                                                   ========   ========

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.  Interest, net

         The summary of the components of interest, net is as follows:

                                       Three months ended     Nine months ended
                                          February 28,          February 28,
                                          ------------          ------------
                                         1997       1996       1997       1996
                                         ----       ----       ----       ----
                                                    (In thousands)

Interest expense, homebuilding         $ 1,300    $ 1,726    $ 4,285    $ 4,387
Interest income, homebuilding             (453)      (154)      (692)      (361)
                                       -------    -------    -------    -------
                                       $   847    $ 1,572    $ 3,593    $ 4,026
                                       =======    =======    =======    =======

Interest expense, mortgage banking     $   135    $   309    $   395    $ 1,677
Interest income, mortgage banking         (313)      (466)      (972)    (1,800)
                                       -------    -------    -------    -------
                                       $  (178)   $  (157)   $  (577)   $  (123)
                                       =======    =======    =======    =======

Note 5.       Statement of Financial Accounting Standards

              In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which supersedes Accounting Principal Board Opinion 15, the existing authoritative guidance. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The new statement modifies the calculations of primary and fully diluted EPS and replaces them with basic and diluted EPS. The Company has determined that adoption of SFAS 128 will not have a material impact on its previous or current reported EPS data.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
                                     -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------
    Homebuilding
    ------------

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                            Quarters ended           Nine months ended
                                             February 28,                February 28,
                                             ------------                ------------
                                         1997          1996          1997          1996
                                         ----          ----          ----          ----
Units delivered                            1,208         1,041         3,721         3,098
Average sales price                   $  140,717    $  131,777    $  138,816    $  130,894
Revenue from home sales (000's)       $  169,986    $  137,180    $  516,533    $  405,510
Percentage increase from prior year         23.9%         31.3%         27.4%         32.6%
Change due to volume                        16.0%         30.6%         20.1%         31.4%
Change due to average sales price            7.9%           .7%          7.3%          1.2%

         The volume increase in the quarter and nine months ended February 28, 1997 compared to the same periods during fiscal 1996 resulted from improved deliveries in Denver, South Florida, California and Texas and the Company's expansion into the Dallas, Texas market. The average sales price increase in the quarter and nine months ended February 28, 1997 compared to the same periods during fiscal 1996 resulted primarily from an increase in volume in the Denver and California markets where the average sales price is over $200,000 and $300,000, respectively.

         The following table summarizes information related to the Company's backlog at the dates indicated:
                                                     February 28,
                                                     ------------
                                                (Dollars in thousands)
                                              1997                  1996
                                              ----                  ----
                                         Units    Dollars      Units    Dollars
                                       --------   --------   --------   --------
Phoenix                                     713   $ 95,417        904   $117,143
Texas                                       499     54,804        555     59,930
South Florida                               163     19,903        139     19,873
Denver                                      211     41,685        219     45,123
Southern California                          50     15,867        116     28,486
                                       --------   --------   --------   --------
         Total backlog                    1,636   $227,676      1,933   $270,555
                                       ========   ========   ========   ========

Average price per unit                                $139                  $140
                                                      ====                  ====

         The aggregate sales value of new contracts signed decreased 9% in the nine months ended February 28, 1997 to $432,426,000 representing 3,208 homes as compared with $473,351,000 representing 3,538 homes for the nine months ended February 28, 1996. Most of the decline was a result of decreased order activity in the Phoenix and Austin markets during the first nine months of fiscal 1997 compared to the same period last year. This decline was the result of unusually strong new orders in the prior period and not due to a significant deterioration in either market.

         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                         Quarters ended February 28,            Nine months ended February 28,
                                         ---------------------------            ------------------------------
                                           1997                1996                1997                1996
                                           ----                ----                ----                ----
                                    Dollars      %      Dollars      %      Dollars      %      Dollars      %
                                    --------   -----    --------   -----    --------   -----    --------   -----
Revenue from
  home sales                        $169,986   100.0%   $137,180   100.0%   $516,533   100.0%   $405,510   100.0%
Cost of home sales                   140,783    82.8     111,910    81.6     423,433    82.0     330,767    81.6
                                    --------   -----    --------   -----    --------   -----    --------   -----
Gross profit                          29,203    17.2      25,270    18.4      93,100    18.0      74,743    18.4
SG&A expenses                         18,074    10.6      15,052    11.0      53,798    10.4      45,080    11.1
                                    --------   -----    --------   -----    --------   -----    --------   -----
Operating income from
  homebuilding                        11,129     6.6      10,218     7.4      39,302     7.6      29,663     7.3
Interest, net                            847      .5       1,572     1.1       3,593      .7       4,026     1.0
                                    --------   -----    --------   -----    --------   -----    --------   -----
Pre-tax profit from
  homebuilding                      $ 10,282     6.1%   $  8,646     6.3%   $ 35,709     6.9%   $ 25,637     6.3%
                                    ========   =====    ========   =====    ========   =====    ========   =====

         Gross profit from home sales was 17.2% for the quarter ended February 28, 1997 compared to 18.4% for the corresponding fiscal 1996 period. Gross profit from home sales was 18.0% for the nine months ended February 28, 1997 compared to 18.4% for the nine months ended February 28, 1996. The decline in gross profits was primarily due to lower margins in the Austin and California markets. In addition, the Company's highest margins are in Phoenix and Austin. As deliveries increase in other markets, the mix will continue to put pressure on margins.

         The increase in total SG&A expense for the quarter and nine months ended February 28, 1997 compared to the quarter and nine months ended February 28, 1996 was principally due to the increased volume which increased variable marketing costs (sales commissions, advertising and model furniture amortization). Additionally, SG&A increased with the addition of the Dallas operation during the first quarter of fiscal 1997. SG&A expenses for each home delivered were $14,962 and $14,459 in the third quarter of fiscal 1997 and 1996, respectively and $14,458 and $14,551 in the first nine months of fiscal 1997 and 1996, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $20,941,000 and $62,262,000 for the three and nine months ended February 28, 1997 compared to $16,990,000 and $50,831,000 for the corresponding fiscal 1996 periods.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $6,832,000 and $19,040,000 for the three and nine months ended February 28, 1997, respectively compared to $5,836,000 and $16,598,000 for the three and nine months ended February 28, 1996, respectively. For the nine month period ended February 28, 1997, interest, net for homebuilding was $3,593,000 compared with $4,026,000 for the nine months ended February 28, 1996.

         The Company's pre-tax profit from homebuilding for the nine months ended February 28, 1997 was $35,709,000 compared to $25,637,000 for the corresponding period ended February 28, 1996. Pre-tax profit increased in the nine months of fiscal 1997 due primarily to increased volume in most markets and improved operating results in all markets.

Mortgage Banking
----------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The following table summarizes operating information for the Company's mortgage banking operations:

                                               Quarters ended  Nine months ended
                                                February 28,      February 28,
                                                ------------      ------------
                                                1997     1996     1997     1996
                                                ----     ----     ----     ----
                                                      (Dollars in thousands)
Number of loans originated                        677      678    2,234    2,039

Loan origination fees                          $  677   $  639   $2,157   $1,925
Sale of servicing and marketing gains           1,010    2,169    3,705    4,647
Other revenue                                     277      163      848      368
                                               ------   ------   ------   ------
         Total revenues                         1,964    2,971    6,710    6,940
General and administrative expenses             1,599    1,496    5,103    4,192
                                               ------   ------   ------   ------
Operating income (loss) from mortgage banking     365    1,475    1,607    2,748
Interest, net                                     178      157      577      119
                                               ------   ------   ------   ------
Pre-tax profit from mortgage banking           $  543   $1,632   $2,184   $2,867
                                               ======   ======   ======   ======

Revenues from mortgage banking decreased in the quarter and nine months ended February 28, 1997 primarily as a result of a gain recognized in January 1996 as a result of the sale of approximately $47,705,000 in servicing rights from the servicing portfolio. General and administrative expenses increased in the quarter and nine months ended February 28, 1997 primarily as a result of an increase in originations and expansion into the Denver, Miami and Southern California markets.

  Consolidated operations

         Net income was $23,786,000 ($3.42 per share, $2.48 fully diluted) for the nine months ended February 28, 1997 compared to $15,840,000 ($2.28 per share, $1.86 fully diluted) for the period ended February 28, 1996.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. On June 27, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks which provides for a $110 million unsecured revolving line of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.75% or prime plus .125% at the Company's election and subject to the rating on its senior debt. Available borrowings under the Credit Agreement are limited to certain percentages of housing unit costs, finished lots, land under development and receivables as defined in the Credit Agreement. As a result of this formula, the borrowing base at February 28, 1997 was $88,266,000 and $20,000,000 was outstanding. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its existing homebuilding activities and meet its debt service requirements. The Company is currently negotiating to increase the aforementioned credit agreement to $140 million. Such increase will be used to fund the development costs at its Rancho Carrillo project in San Diego. The Company believes the line will be increased by the end of fiscal 1997.

         CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At February 28, 1997, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $14,180,000. The Company believes that this line is sufficient for its mortgage banking operations.

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

         On April 18, 1996 the Company completed the sale of $130,000,000 principal amount of its 10% Senior Notes due April 2006. The Company used approximately $107,542,000 of the net proceeds to repurchase $98,500,000 aggregate principal amount of its 12% Senior Notes due 1999. The remaining proceeds were used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit. In connection with the repurchase of the 12% Senior Notes, the Company recorded, in the fourth quarter of fiscal 1996, an extraordinary loss, net of taxes, of approximately, $6,059,000 related primarily to a tender offer premium. On January 30, 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 2006. The net proceeds were used to reduce temporarily outstanding amounts under the Company's revolving line of credit.

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

                27    Financial Data Schedule.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the nine months ended February 28, 1997.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONTINENTAL HOMES HOLDING CORP.


Date:  April 10, 1997                   By:  /s/Julie E. Collins
                                             -----------------------------------
                                             JULIE E. COLLINS
                                             Financial Vice President


Date:  April 10 , 1997                  By:  /s/ Donald R. Loback
                                             -----------------------------------
                                             DONALD R. LOBACK
                                             Chief Executive Officer
                                       13