Form 10-K405
period 1997-05-31
CONTINENTAL HOMES HOLDING CORP
filed 1997-08-15
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 11, 1997 was $130,192,282. (This calculation assumes that all officers and directors of the Company are affiliates.)

             The number of shares of Common Stock outstanding as of
                         August 11, 1997 was 6,855,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Annual Report to Stockholders for the year ended May 31, 1997 are incorporated herein by reference into Part II and portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 28, 1997 are incorporated herein by reference into Part III.

                         CONTINENTAL HOMES HOLDING CORP.
                             FORM 10-K ANNUAL REPORT
                            For the Fiscal Year Ended
                                  May 31, 1997

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

                                     PART I

Item 1.           BUSINESS

GENERAL

Continental Homes Holding Corp. (the "Company"), a Delaware corporation, was formed in June 1986. The Company designs, constructs and sells high quality single-family homes targeted primarily to entry-level and first-time move-up homebuyers. The Company is geographically diversified, currently operating in Phoenix, Arizona; Austin, San Antonio and Dallas, Texas; Denver, Colorado; South Florida and Southern California. The Company entered the Austin, San Antonio, South Florida and Dallas markets in July 1993, January 1994, November 1994 and June 1996, respectively, through acquisitions of existing homebuilders. In July 1996, the Company began selling homes at "Arizona Traditions", its first active adult community. The community has approximately 1,800 home sites, a golf course, community center and many other amenities. The Company complements its homebuilding activities by providing mortgage banking services to its homebuyers and to third parties in all locations.

LAND ACQUISITION AND DEVELOPMENT

As of May 31, 1997, the Company operated 20 subdivisions in Phoenix, 17 subdivisions in Austin, 9 subdivisions in San Antonio, 8 subdivisions in Dallas, 8 subdivisions in Denver, 7 subdivisions in Miami and 7 subdivisions in Southern California. The following table summarizes the Company's available lot inventory at May 31, 1997 by location:

                             AVAILABLE LOT INVENTORY

                                                                            Sites Available
                                                   Homes Under                 for Future
                                                  Construction                Construction
                            Total Lots            ------------                ------------
                            Available     Sold      Specs(1)    Models      Unsold        Sold
                            ---------     ----      --------    ------      ------        ----
Phoenix ..............       5,088         719         239          70       3,948         112

Texas(2) .............       6,905         714         260          55       5,822          54

Denver ...............       1,090         164          40          17         850          19

South Florida ........       1,051          91          18          18         843          81

Southern California(3)       1,939          54         101          16       1,765           3
                            ------      ------      ------      ------      ------      ------

              Total ..      16,073       1,742         658         176      13,228         269
                            ======      ======      ======      ======      ======      ======

-----------------
(1)      Speculative units are unsold homes under construction.
(2)      Includes operations in Austin, San Antonio and Dallas.
(3)      Includes approximately 1,600 home sites at Continental Ranch, Inc.

The Company's objective is to maintain a supply of land to meet anticipated homebuilding requirements for approximately two to three years. At May 31, 1997 and 1996, the Company had an aggregate of 13,228 and 11,047 unsold lots, respectively, which represents approximately 32 and 30 months of inventory, respectively, based on actual deliveries in each of fiscal 1997 and 1996. The Company believes that an adequate supply of undeveloped land is available in its markets to maintain current levels of homebuilding. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

In November 1996, the Company started development on its 670 acres of property in Carlsbad, California, located in San Diego County. When completed this community will have approximately 1,600 homesites. The Company is actively marketing a portion of the lots and will develop and sell the remainder as finished homes.

PRODUCT LINES

The product line constructed by the Company in a particular subdivision is dependent upon many factors, including the housing generally available in the area, the needs of the particular market and the Company's cost of lots in the subdivision. The Company typically offers between 3 and 19 floorplans within the same product line in each subdivision and often offers the same models in similar subdivisions. Models are periodically reviewed and updated to reflect changing homebuyer preferences. Both new models and design modifications are generally developed by Company employees.

Homes sold by the Company typically have three to five bedrooms, two or more bathrooms and a two car garage. The Company offers a variety of options and upgrades, including the placement of certain walls, the style of kitchen and bathroom cabinetry, a selection of floor coverings and light fixtures, patios, decks, french doors and fireplaces, which allow homebuyers to customize their homes. Options and upgrades are generally priced to have a positive effect on profit margins.

                                  PRODUCT LINES

                                           Living Area        Base Price Range
                                          (Square Feet)        at May 31, 1997
                                          -------------        ---------------
Phoenix
     Move-up single-family .........      1,233 - 3,761      $ 94,450 - $234,800
     Entry-level single-family .....      1,054 - 2,484      $ 91,900 - $161,600
Texas
     Move-up single-family .........      1,622 - 3,626      $110,750 - $194,000
     Entry-level single-family .....        924 - 3,024      $ 58,950 - $132,900
Denver
     Move-up single-family .........      1,820 - 3,096      $161,900 - $243,900
     Entry-level single -family ....      1,358 - 1,834      $137,500 - $153,500
South Florida
     Move-up single-family .........      1,615 - 2,647      $138,900 - $185,900
     Entry-level single-family/
       Townhomes ...................      1,152 - 1,669      $ 99,900 - $133,900
Southern California
     Move-up single-family .........      2,525 - 4,093      $269,000 - $435,000
     Entry-level single-family .....      1,705 - 3,270      $138,900 - $272,900

                                 HOMES DELIVERED

                                                  Years ended May 31,
                                                  -------------------
                                          1997            1996            1995
                                          ----            ----            ----
Move-up single-family
     Revenues (000's) ..........        $311,254        $222,918        $208,026
     Units .....................           1,701           1,281           1,281
     Average sales price .......        $183,000        $174,000        $162,400
Entry-level single-family
     Revenues (000's) ..........        $356,329        $352,839        $206,692
     Units .....................           3,068           3,073           1,921
     Average sales price .......        $116,100        $114,800        $107,600
Townhomes and duplex homes
     Revenues (000's) ..........        $ 14,255        $  1,316        $   --
     Units .....................             135              13            --
     Average sales price .......        $105,600        $101,200        $   --
Total
     Revenues (000's) ..........        $681,838        $577,073        $414,718
     Units .....................           4,904           4,367           3,202
     Average sales price .......        $139,000        $132,100        $129,500

Fluctuations in the number of homes delivered by product type are generally related to product availability, market conditions or the introduction of a new product.

CONTRACT BACKLOG

Sales of the Company's homes are made pursuant to standard sales contracts which typically require a $500 to $2,500 deposit upon signing. The contract is generally cancelable if the customer is unable to obtain a mortgage commitment, usually within 60 days. A sale becomes part of backlog only upon receipt of a signed contract and a deposit. See "Business -- Construction and Customer Service."

As of May 31, 1997, the Company's contract backlog had an aggregate sales value of $271,131,000 consisting of 2,015 homes. The contract backlog as of May 31, 1996 had an aggregate sales value of $295,484,000 and consisted of 2,070 homes. The Company anticipates that substantially all of the homes in backlog at May 31, 1997 will be delivered during the calendar year ending December 31, 1997.

MARKETING

The Company markets its homes to first-time and move-up buyers. Although the Company utilizes the services of independent brokers, approximately 40% of its homes sold in fiscal 1997 were sold by Company commissioned personnel (without the assistance of independent brokers) from sales offices located in furnished model homes in the subdivisions. Sales personnel are trained by the Company and attend weekly meetings to be updated on financing availability, construction schedules and marketing and advertising plans. Company sales personnel and independent brokers are generally paid a commission at the time of closing of between 1% and 2% (depending on the market) and 3%, respectively, of the sales price of the home. The Company uses radio, newspaper, magazine, billboard displays, special promotional events and, occasionally, television in its marketing program.

The Company builds its homes under the guidelines and specifications of the Federal Housing Administration ("FHA") and the Veterans Administration ("VA"), thereby providing prospective buyers the added benefits of FHA-insured and VA-guaranteed mortgages.

CONSTRUCTION AND CUSTOMER SERVICE

The Company designs and supervises the development and building of its projects. The construction period for the Company's homes during fiscal 1997 ranged from 100 to 180 days in Phoenix, from 75 to 120 days in Texas, from 120 to 180 days in Denver, from 90 to 120 days in South Florida and from 100 to 150 days in Southern California.

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

The Company constructs homes principally against orders which are evidenced by written contracts and modest escrow deposits. In fiscal 1997, approximately 19% of such contracts have been canceled, a majority of such cancellations being attributable to the inability of the prospective purchaser to qualify for financing. The Company attempts to limit cancellations by training its sales force to determine the qualification of potential homebuyers at the sales office. The Company classifies a unit as speculative when construction commences on a unit that does not have a written contract. The Company may construct speculative units in order to maintain an inventory for quick delivery or to continue the construction sequence. The majority of the Company's speculative units are less than 50% complete. As a result of such cancellations and construction procedures, at May 31, 1997 and 1996, the Company had respectively, 658 and 559 speculative units under construction.

MORTGAGE BANKING

The Company conducts mortgage banking operations through its wholly-owned subsidiary, CH Mortgage Company ("CHMC"). For the year ended May 31, 1997, CHMC provided mortgage financing to 65% of the Company's customers or 72% in Arizona, 48% in Colorado, 17% in Florida and 80% in Texas. The Company is currently licensed to do business in Arizona, Colorado, Texas, Florida and California.

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

EMPLOYEES

At May 31, 1997, the Company and its subsidiaries employed approximately 646 persons, including corporate staff, sales personnel, construction personnel and mortgage and title staff. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.           PROPERTIES

       The Company's principal offices are located at 7001 North Scottsdale Road, Suite 2050, Scottsdale, Arizona 85253. The offices, which include approximately 22,000 square feet, are leased for a term expiring March 2001.

Item 3.           LEGAL PROCEEDINGS

       The Company is not involved in any legal proceedings which it believes would have a material effect on the Company's financial position or operating results. A claim the Company filed against William O. Milburn and Ernst & Young seeking reimbursement for the payments made to the Internal Revenue Service in excess of the tax liability recorded at the time Milburn was acquired was settled in the Company's favor.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

Item 5.           MARKET  FOR  THE   REGISTRANT'S   COMMON  EQUITY  AND  RELATED
                  STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Since December 15, 1993 the Company's Common Stock has traded on the New York Stock Exchange (Symbol: CON). The following table sets forth for each period indicated the high and low closing sales prices of the Company's Common Stock and cash dividends paid:

                                                                       Dividends
                                            High           Low         Per Share
                                            ----           ---         ---------
Year Ended May 31, 1997:
         First Quarter ..............    $   24.25      $   18.75      $   .05
         Second Quarter .............        20.50          16.25          .05
         Third Quarter ..............        22.13          19.63          .05
         Fourth Quarter .............        21.13          15.50          .05

Year Ended May 31, 1996:
         First Quarter ..............    $   21.00      $   15.13      $   .05
         Second Quarter .............        22.50          18.13          .05
         Third Quarter ..............        24.63          18.88          .05
         Fourth Quarter .............        25.25          20.00          .05

DIVIDEND POLICY

Declarations of dividends are within the discretion of the Board of Directors and are dependent upon various factors, including the earnings, cash flow, capital requirements and operating and financial condition of the Company. In addition, the company's ability to pay dividends in excess of current levels is restricted by its 10% Senior Notes. See Note E of "Notes to Consolidated Financial Statements" of the Company. As of August 11, 1997, there were 119 holders of record of the Company's Common Stock.

Item 6.           SELECTED FINANCIAL DATA

       Information relating to this item appears under the caption "Twelve-Year Financial Summary" on pages 8 and 9 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and the Notes thereto.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.
                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to this item appears in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on August 28, 1997, and such information is incorporated herein by reference in accordance with General Instruction G(3) of Form 10-K.


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

       The following consolidated financial statements of Continental Homes Holding Corp. and Subsidiaries, included in the Annual Report to Shareholders for the year ended May 31, 1997, are incorporated by reference in Item 8:

(a) 1.            Financial Statements (continued)

       Report of Independent Public Accountants

       Consolidated Balance Sheets - May 31, 1997 and 1996.

       Consolidated Statements of Income - Years ended May 31, 1997, 1996 and 1995.

       Consolidated Statements of Stockholders' Equity - Years ended May 31, 1997, 1996 and 1995.

       Consolidated Statements of Cash Flows - Years ended May 31, 1997, 1996 and 1995.

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

3.2               By-laws of the Company.  Incorporated  by reference to Exhibit
                  3.2 to registration Statement No. 33-6797, as filed on June 25, 1986.

4.1 Indenture dated as of April 15, 1996 between the Company and First Union National Bank, as Trustee.

4.2 Indenture dated as of November 1, 1995 between the Company and Manufacturer's and Traders Trust Company, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's report on form 10-Q for the quarter ended November 30, 1995.

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

(a) 3.            Exhibits (continued)

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

10.4 Amended and Restated Replacement Revolving Line of Credit Promissory Note dated December 1, 1995 between BOAZ and CHMC in favor of BOAZ in the amount of $25,000,000. Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended November 30, 1995.

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

10.7 Promissory Note dated June 27, 1996 between The First National Bank of Boston and CHHC in the principal amount of up to $25,000,000.

10.8 Promissory Note dated June 27, 1996 between Norwest Bank Arizona and CHHC in the principal amount of up to $20,000,000.

10.9* First Modification Agreement dated as of April 11, 1997 between BOAZ, The First National Bank of Boston, Norwest, Guaranty Federal Bank and CHHC.

10.10* Promissory note dated April 11, 1997 between Guaranty Federal Bank and CHHC in the principal amount of up to $30,000,000.

11.*              Statement Re Computation of Per Share Earnings.

13.* Pages 8 through 31 of the Annual Report to Stockholders for the year ended May 31, 1997.

21.*              Subsidiaries of the Company.

23.*              Consent of Independent Public Accountants.

27.*              Financial Data Schedule.

--------------------------
+    Denotes a compensatory plan or agreement.
*    Filed herewith.

(b) Reports on Form 8-K There were no reports filed on Form 8-K during the last quarter of the year ended May 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            August 14, 1997                CONTINENTAL HOMES HOLDING CORP.

                                                 By:  /s/  Donald R. Loback
                                                 -------------------------------
                                                 Donald R. Loback
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Donald R. Loback                                            August 14, 1997
------------------------------------                             ---------------
Donald R. Loback                                                       Date
Chief Executive Officer

/s/  W. Thomas Hickcox                                           August 14, 1997
------------------------------------                             ---------------
W. Thomas Hickcox                                                      Date
Chief Operating Officer/President
 and Director

/s/ Julie E. Collins                                             August 14, 1997
------------------------------------                             ---------------
Julie E. Collins                                                       Date
Chief Financial Officer,
  Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Timothy C. Westfall                                          August 14, 1997
------------------------------------                             ---------------
Timothy C. Westfall                                                    Date
General Counsel and Director

/s/ Robert B. Ryan                                               August 14, 1997
------------------------------------                             ---------------
Robert B. Ryan                                                         Date
Vice President of Management Information
 Systems and Director

/s/ Bradley S. Anderson                                          August 14, 1997
------------------------------------                             ---------------
Bradley S. Anderson                                                    Date
Director

/s/ Jo Ann Rudd                                                  August 14, 1997
------------------------------------                             ---------------
Jo Ann Rudd                                                            Date
Director

/s/ William Steinberg                                            August 14, 1997
------------------------------------                             ---------------
William Steinberg                                                      Date
Director

/s/ Peter D. O'Connor                                            August 14, 1997
------------------------------------                             ---------------
Peter D. O'Connor                                                      Date
Director

                                INDEX OF EXHIBITS


10.9 First Modification Agreement dated as of April 11, 1997 between BOAZ, The First National Bank of Boston, Norwest, Guaranty Federal Bank and CHHC.

10.10 Promissory note dated April 11, 1997 between Guaranty Federal Bank and CHHC in the principal amount of up to $30,000,000.

11.      Statement Re:  Computation of Per Share Earnings

13. Pages 8 through 31 of the Annual Report to Stockholders for the year ended May 31, 1997.

21.      Subsidiaries of the Company.

23.      Consent of Independent Public Accountants.

27.      Financial Data Schedule.