Form 10-Q
period 1997-08-31
CONTINENTAL HOMES HOLDING CORP
filed 1997-10-01
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 ----------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

                  YES  __X__                           NO  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                           Outstanding at
     Class of Common Stock                               September 30, 1997
     ---------------------                               ------------------
        $.01 par value                                        6,857,930

--------------------------------------------------------------------------------

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 AUGUST 31, 1997


                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                        Page

  Item 1. Financial Statements:
      Consolidated Balance Sheets as of August 31, 1997 and
        May 31, 1997..........................................................3

      Consolidated Statements of Income for the three months ended
        August 31, 1997 and 1996..............................................4

      Consolidated Statements of Cash Flows for the three months ended
        August 31, 1997 and 1996..............................................5

      Notes to Unaudited Consolidated Financial Statements....................6

  Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................8

PART II.       OTHER INFORMATION

  Item 3. Legal Proceedings..................................................13

  Item 4. Submission of matters to a vote of Security Holders................13

  Item 6. Exhibits and Reports on Form 8-K...................................13

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            August 31,       May 31,
                                                                               1997           1997
                                                                               ----           ----
                                                                                  (In thousands)
ASSETS
Homebuilding:
      Cash and cash equivalents                                             $  22,253      $  23,759
      Receivables                                                              16,157         27,894
      Homes, lots and improvements in production                              413,133        392,540
      Property and equipment, net                                               3,961          3,656
      Prepaid expenses and other assets                                        21,437         20,868
      Excess of cost over related net assets acquired                           9,235          9,565
      Deferred income tax asset                                                 3,342          2,471
                                                                            ---------      ---------
                                                                              489,518        480,753
                                                                            ---------      ---------
Mortgage banking:
      Mortgage loans held for sale                                             35,356         27,229
      Other assets                                                                644            274
                                                                            ---------      ---------
                                                                               36,000         27,503
                                                                            ---------      ---------
      Total assets                                                          $ 525,518      $ 508,256
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities                                $  63,206      $  62,163
      Notes payable, senior and convertible subordinated debt                 279,630        270,763
                                                                            ---------      ---------
                                                                              342,836        332,926
                                                                            ---------      ---------
Mortgage banking:
       Notes payable                                                           16,049         15,662
       Other liabilities                                                          654            560
                                                                            ---------      ---------
                                                                               16,703         16,222
                                                                            ---------      ---------
       Total liabilities                                                      359,539        349,148
                                                                            ---------      ---------

Minority Interest                                                               3,875          4,209
                                                                            ---------      ---------

Commitments and contingencies
Stockholders' equity:
       Preferred stock, $.01 par value:
         Authorized - 2,000,000 shares, Issued - None                            --             --
       Common Stock $.01 par value:
         Authorized - 20,000,000 shares
         Issued - 7,080,900 shares                                                 71             71
       Treasury stock, at cost - 224,220 and 228,320 shares                    (2,940)        (2,973)
       Capital in excess of par value                                          60,896         60,878
       Retained earnings                                                      104,077         96,923
                                                                            ---------      ---------
       Total stockholders' equity                                             162,104        154,899
                                                                            ---------      ---------
       Total liabilities and stockholders' equity                           $ 525,518      $ 508,256
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                Three months ended
                                                                                     August 31,
                                                                                     ----------
                                                                               1997             1996
                                                                               ----             ----
REVENUES
     Home sales                                                           $   185,437      $   183,664
     Land sales                                                                 1,970              481
     Mortgage banking and title operations                                      3,357            3,266
     Other income, net                                                           (424)             125
                                                                          -----------      -----------
         Total revenues                                                       190,340          187,536
                                                                          -----------      -----------

COSTS AND EXPENSES
Homebuilding:
     Cost of home sales                                                       153,410          149,674
     Cost of land sales                                                         2,001              496
     Selling, general and administrative expenses                              19,072           18,640
     Interest, net                                                                731            1,385
     Minority interest                                                           (334)            (110)
Mortgage banking and title operations:
     Selling, general and administrative expenses                               2,448            2,056
     Interest, net                                                               (210)            (201)
                                                                          -----------      -----------

         Total costs and expenses                                             177,118          171,940
                                                                          -----------      -----------

Income before income taxes and extraordinary loss                              13,222           15,596
Income taxes                                                                    5,403            6,360
                                                                          -----------      -----------

Income from operations                                                          7,819            9,236

Extraordinary loss:
     Loss on extinquishment of debt; net of
     income taxes of $233                                                        (322)            --
                                                                          -----------      -----------
Net Income                                                                $     7,497      $     9,236
                                                                          ===========      ===========
Earnings per common share:
     Income from operations                                               $      1.14      $      1.32
     Net Income                                                                  1.09             1.32
Earnings per common share assuming full dilution:
     Income from operations                                               $       .82      $       .95
     Net Income                                                                   .79              .95

Cash dividend per share                                                   $       .05      $       .05

Weighted average number of shares outstanding                               6,853,626        7,003,206
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three months ended
                                                                                     August 31,
                                                                                     ----------
                                                                                 1997          1996
                                                                                 ----          ----
                                                                                   (In thousands)
Cash flows from operating activities:
     Net income                                                               $  7,497      $  9,236
         Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                        828           812
              Minority interest                                                   (334)         (111)
              Increase (decrease) in deferred income taxes                        (871)         (312)
Decrease (increase) in assets:
     Homes, lots and improvements in production                                (20,593)      (18,842)
     Receivables                                                                 3,610         2,824
     Prepaid expenses and other assets                                          (1,126)       (4,353)
Increase in liabilities:
     Accounts payable and other liabilities                                      1,137         8,118
                                                                              --------      --------
Net cash provided (used) by operating activities                                (9,852)       (2,628)
                                                                              --------      --------

Cash flows from investing activities:
     Net additions of property and equipment                                      (578)         (421)
     Cash paid for acquisitions, net of cash acquired                             --          (1,205)
                                                                              --------      --------
     Net cash used by investing activities                                        (578)       (1,626)
                                                                              --------      --------

Cash flows from financing activities:
     Increase (decrease) in notes payable
       to financial institutions                                                20,773         3,948
     Retirement of 12% Senior Notes                                            (11,557)         --
     Retirement of bonds payable                                                  --            (168)
     Stock options exercised                                                        51           142
     Dividends paid                                                               (343)         (347)
                                                                              --------      --------
     Net cash provided by financing activities                                   8,924         3,575
                                                                              --------      --------
     Net increase (decrease) in cash                                            (1,506)         (679)
     Cash at beginning of period                                                23,759        25,236
                                                                              --------      --------
     Cash at end of period                                                    $ 22,253      $ 24,557
                                                                              ========      ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest, net of amounts capitalized                                 $  1,476      $  1,643
         Income taxes                                                              -0-           300

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

              These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's annual report on Form 10-K for the year ended May 31, 1997, filed with the Securities and Exchange Commission.

              The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.       Interest Capitalization

              The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $5,624,000 and $4,479,000 and expensed as a component of cost home sales $4,306,000 and $4,500,000 in the three months ended August 31, 1997 and 1996, respectively.

Note 3.       Notes Payable, Senior and Convertible Subordinated Debt

     Notes payable, senior and convertible subordinated debt for homebuilding consist of:

                                                   August 31,     May 31,
                                                      1997         1997
                                                      ----         ----
                                                        (In thousands)
Notes payable                                       $ 44,933     $ 24,547
10% Senior notes, due 2006, net of
  discount of $1,553 and $1,599                      148,447      148,401
12% Senior notes, due 1999, net of
  premium of $65                                        --         11,565
6-7/8% convertible subordinated notes,
  due 2002                                            86,250       86,250
                                                    --------     --------
                                                    $279,630     $270,763
                                                    ========     ========

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.       Interest, net

              The summary of the components of interest, net is as follows:

                                                       Three months ended
                                                           August 31,
                                                           ----------
                                                        1997         1996
                                                        ----         ----
                                                          (In thousands)
Interest expense, homebuilding                        $ 1,223      $ 1,466
Interest income, homebuilding                            (492)         (81)
                                                      -------      -------
                                                      $   731      $ 1,385
                                                      =======      =======

Interest expense, mortgage banking                    $   253      $   177
Interest income, mortgage banking                        (463)        (378)
                                                      -------      -------
                                                      $  (210)     $  (201)
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
                                     -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations
---------------------
       Homebuilding
       ------------

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                                            Quarters ended
                                                              August 31,
                                                              ----------
                                                         1997            1996
                                                         ----            ----
Units delivered                                           1,380           1,368
Average sales price                                    $134,400      $  134,300
Revenue from home sales (000's)                        $185,437      $  183,664
Percentage increase from prior year                          .1%           38.1%
Change due to volume                                         .1%           32.9%
Change due to average sales price                             0%            5.2%

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                                    August 31,
                                                    ----------
                                          1997                     1996
                                          ----                     ----
                                   Units       Dollars       Units       Dollars
                                   -----       -------       -----       -------
                                               (Dollars in thousands)
Arizona                               959     $122,269          789     $104,450
Texas                                 665       74,631          518       58,117
Florida                               231       31,304          196       24,460
Colorado                              164       31,464          275       53,974
California                            100       27,789           79       28,279
                                 --------     --------     --------     --------
         Total backlog              2,119     $287,457        1,857     $269,280
                                 ========     ========     ========     ========

Average price per unit                            $136                      $145
                                                  ====                      ====

         The increase in backlog at August 31, 1997 resulted from increased sales in all of our markets during the first quarter of fiscal 1998 compared to the first quarter last year. The decrease in backlog in the Denver market was due to a 61% increase in deliveries during the six months ended August 31, 1997 compared to the same period a year ago. The aggregate sales value of new contracts signed increased 39% in the three months ended August 31, 1997 compared to the first quarter last year. The Company recorded 1,484 net new orders with an aggregate sales value of approximately $199,209,000 for the first three months ended August 31, 1997 compared to 1,076 net new orders with an aggregate sales value of approximately $143,661,000 during the first quarter of last year.

         The following table summarizes information related to cost of home sales , selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                                                Quarters ended August 31,
                                                -------------------------
                                              1997                    1996
                                              ----                    ----
                                        Dollars     %         Dollars       %
                                        -------     -         -------       -
                                                 (Dollars in thousands)
Revenue from home sales                $185,437     100.0%   $183,664     100.0%
Cost of home sales                      153,410      82.7     149,674      81.5
                                       --------   -------    --------   -------
Gross profit from home sales             32,027      17.3      33,990      18.5
SG&A expenses                            19,072      10.3      18,640      10.1
                                       --------   -------    --------   -------
Operating income from homebuilding       12,955       7.0      15,350       8.4
Interest, net                               731        .4       1,385        .8
                                       --------   -------    --------   -------
Pre-tax profit from homebuilding       $ 12,224       6.6%   $ 13,965       7.6%
                                       ========   =======    ========   =======

         Gross profit from home sales was 17.3% in the first quarter of fiscal 1998 compared to 18.5% in the first quarter of fiscal 1997. The decrease in gross profit margin was primarily due to a decline in margins in the Austin, Texas market where the Company has used sales incentives and lowered sales prices due to increased competition in this market.

         The increase in total SG&A expenses for the quarter ended August 31, 1997 compared to the quarter ended August 31, 1996 was principally due to an increase in model furniture amortization, customer service expense and plans and blueprint costs. SG&A expenses for each home delivered increased to $13,820 in the first quarter of fiscal 1998 compared to $13,626 in the first quarter of last year. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $22,140,000 for the three months ended August 31, 1997 compared to $21,325,000 for the corresponding fiscal 1997 period.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $6,847,000 for the three months ended August 31, 1997 compared to $5,945,000 for the three months ended August 31, 1996. Interest, net for homebuilding was $731,000 and $1,385,000 for the three months ended August 31, 1997 and 1996, respectively. The increase in interest incurred during the first quarter of fiscal 1998 was primarily due to an increase in debt as a result of the 11% increase in inventory from August 31, 1996 to August 31, 1997. The decrease in interest, net during the first quarter of fiscal 1998 compared to the first quarter last year was due to the capitalization of interest on the Company's Carlsbad, California project which began development in October 1996, as well as additional interest income.

         The Company's pre-tax profit from homebuilding for the three months ended August 31, 1997 was $12,224,000 compared to $13,965,000 for the corresponding quarter ended August 31, 1996. Pre-tax profit decreased in the first quarter of fiscal 1998 primarily due to lower margins in the Austin market.

Mortgage Banking and Title Operations
-------------------------------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The Company also conducts title operations in Austin, Texas through its wholly-owned subsidiary, Travis County Title Company. The following table summarizes operating information for the Company's mortgage banking and title operations:

                                                           Quarters ended
                                                             August 31,
                                                             ----------
                                                       1997             1996
                                                       ----             ----
                                                      (Dollars in thousands)
Number of loans originated                              972              877

Loan origination fees                                $  985           $  844
Sale of servicing rights and marketing gains          1,339            1,474
Title policy premiums, net                              501              516
Other revenues                                          532              432
                                                     ------           ------
         Total revenues                               3,357            3,266
General and administrative expenses                   2,448            2,056
                                                     ------           ------
Operating income from mortgage banking and title        909            1,210
Interest, net                                           210              201
                                                     ------           ------
Pre-tax profit from mortgage banking and title       $1,119           $1,411
                                                     ======           ======

         Revenues and general and administrative expenses from mortgage banking and title operations increased in the quarter ended August 31, 1997 primarily as a result of an increase in originations and expansion into the Denver, South Florida and Southern California markets.

Consolidated Operations
-----------------------

         As a result of the aforementioned items, net income was $7,497,000 ($1.09 per share, $.79 fully diluted) for the three months ended August 31, 1997 compared to $9,236,000 ($1.32 per share, $.95 fully diluted) for the period ended August 31, 1996. Net income for the quarter ended August 31, 1997 included a net extraordinary loss of $322,000 due to the early extinguishment of debt.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisitions and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. The Company has a $140 million unsecured revolving credit facility ("Credit Agreement") with four banks. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.75% or prime plus .125% at the Company's election and subject to the rating on its senior debt. Available borrowings under the Credit Agreement are limited to certain percentages of housing unit costs, finished lots, land under development and receivables as defined in the Credit Agreement. As a result of this formula, the borrowing base at August 31, 1997 was $128,098,000 and $32,500,000 was outstanding. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its homebuilding activities and meet its debt service requirements. The Company does not have any current commitments for capital expenditures.

         In order to provide funds for the origination of mortgage loans, CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At August 31, 1997, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $16,049,000. The Company believes that this line is sufficient for its mortgage banking operations.

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

         On April 18, 1996 the Company completed the sale of $130,000,000 principal amount of its 10% Senior Notes due April 2006. The Company used approximately $107,542,000 of the net proceeds to repurchase $98,500,000 aggregate principal amount of its 12% Senior Notes due 1999. The remaining proceeds were used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit. On January 30, 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 2006. The net proceeds were used to reduce temporarily outstanding amounts under the Company's revolving line of credit. On August 1, 1997 the Company redeemed the remaining $11,500,000 principal amount outstanding of its 12% Senior Notes due August 1999, at a redemption price of 104%.

         Pursuant to a stock repurchase plan approved by the Board of Directors on December 22, 1994, the Company repurchased 162,000 shares of its common stock during fiscal 1997 at an average price of $16.22.

Cautionary disclosure regarding forward-looking statements
----------------------------------------------------------

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this disclosure in order to do so. Certain statements in this report that are not historical facts are, or may be considered to be, forward-looking statements. Given the risks, uncertainties and contingencies of the Company's business, the actual results may differ materially from those expressed or implied by such forward-looking statements. Further, certain forward-looking statements are based on assumptions concerning future events which may not prove to be accurate.

         Forward-looking statements by the Company regarding results of operations and, ultimately, financial condition, are subject to numerous risks and assumptions, including but not limited to, changes in general economic conditions, fluctuations in interest rates or labor and material costs, consumer confidence, competition, government regulations, financing availability, geographic concentration and risks associated with new and future communities.

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

Item 4.       Submission of matters to a vote of Security Holders
              ---------------------------------------------------

         At the Company's Annual Meeting of Stockholders held on August 28, 1997 the stockholders elected the following persons to the Board of Directors:

                  Nominee                         For                Withheld
                  -------                         ---                --------
              Donald R. Loback                 6,083,384             466,065
              W. Thomas Hickcox                6,083,384             466,065
              Robert B. Ryan                   6,076,193             473,256
              Timothy C. Westfall              6,076,293             473,156
              Peter D. O'Connor                6,081,893             467,556
              Jo Ann Rudd                      6,082,993             466,456
              William Steinberg                6,081,293             468,156
              Bradley S. Anderson              6,081,293             468,156

         The proposed amendment to the Company's 1988 Amended and Restated Stock Incentive Plan was approved. Of 5,720,686 total shares voted, 5,102,305 voted for the proposal, 607,420 voted against the proposal, 10,961 abstained and 828,763 were broker non-votes.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

         (a)    11    Statement of Computation of Earnings Per Share.

                27    Financial Data Schedule.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended August 31, 1997.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CONTINENTAL HOMES HOLDING CORP.


Date:  October 1, 1997                              By:  /s/ Julie E. Collins
                                                         -----------------------
                                                         JULIE E. COLLINS
                                                         Chief Financial Officer


Date:  October 1,1997                               By:  /s/ Donald R. Loback
                                                         -----------------------
                                                         DONALD R. LOBACK
                                                         Chief Executive Officer
                                       14