Form 10-Q
period 1997-11-30
CONTINENTAL HOMES HOLDING CORP
filed 1998-01-14
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                 _______________________________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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

                  YES    X                         NO
                      -------                         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
        Class of Common Stock                         December 30, 1997
        ---------------------                         -----------------
           $.01 par value                                 6,863,686
________________________________________________________________________________

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                NOVEMBER 30, 1997


                                TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                      Page

  Item 1.  Financial Statements:
         Consolidated Balance Sheets as of November 30, 1997 and
           May 31, 1997..............................................       3

         Consolidated Statements of Income for the three and six
           months ended November 30, 1997 and 1996...................       4

         Consolidated Statements of Cash Flows for the six months
           ended November 30, 1997 and 1996..........................       5

         Notes to unaudited Consolidated Financial Statements........       6

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................       8

PART II. OTHER INFORMATION

  Item 4.  Submission of matters to a vote of Security Holders.......      12

  Item 6.  Exhibits and Reports on Form 8-K..........................      12

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  November 30,    May 31,
                                                                      1997         1997
                                                                      ----         ----
                                                                       (In thousands)
ASSETS
Homebuilding:
      Cash and cash equivalents                                    $  27,012    $  23,759
      Receivables                                                     17,038       27,894
      Homes, lots and improvements in production                     428,098      392,540
      Property and equipment, net                                      3,963        3,656
      Prepaid expenses and other assets                               21,456       20,868
      Excess of cost over related net assets acquired                  8,905        9,565
      Deferred income tax asset                                        5,790        2,471
                                                                   ---------    ---------
                                                                     512,262      480,753
                                                                   ---------    ---------
Mortgage banking:
      Mortgage loans held for sale                                    31,217       27,229
      Other assets                                                       946          274
                                                                   ---------    ---------
                                                                      32,163       27,503
                                                                   ---------    ---------
      Total assets                                                 $ 544,425    $ 508,256
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities                       $  59,807    $  62,163
      Notes payable, senior and convertible subordinated debt        294,357      270,763
                                                                   ---------    ---------
                                                                     354,164      332,926
                                                                   ---------    ---------
Mortgage banking:
       Notes payable                                                  16,279       15,662
       Other liabilities                                                 588          560
                                                                   ---------    ---------
                                                                      16,867       16,222
                                                                   ---------    ---------
       Total liabilities                                             371,031      349,148
                                                                   ---------    ---------

Minority interest                                                      3,755        4,209
                                                                   ---------    ---------
Commitments and contingencies

Stockholders' equity
       Preferred stock, $.01 par value:
         Authorized - 2,000,000 shares, Issued none                     --           --
       Common stock, $.01 par value:
         Authorized - 20,000,000 shares, Issued 7,081,531 shares          71           71
       Treasury stock, at cost - 217,845 and 228,320 shares           (2,887)      (2,973)
       Capital in excess of par value                                 60,963       60,878
       Retained earnings                                             111,492       96,923
                                                                   ---------    ---------
       Total stockholders' equity                                    169,639      154,899
                                                                   ---------    ---------
       Total liabilities and stockholders' equity                  $ 544,425    $ 508,256
                                                                   =========    =========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                   Three months ended               Six months ended
                                                      November  30,                   November 30,
                                                      -------------                   ------------
                                                  1997            1996            1997            1996
                                                  ----            ----            ----            ----
REVENUES
     Home sales                               $   185,197     $   162,883     $   370,634     $   346,547
     Land sales                                       296          14,643           2,266          15,124
     Mortgage banking and title operations          3,441           2,564           6,798           5,830
     Other income (loss), net                        (411)           (108)           (835)             17
                                              -----------     -----------     -----------     -----------
         Total revenues                           188,523         179,982         378,863         367,518
                                              -----------     -----------     -----------     -----------

COSTS AND EXPENSES
Homebuilding:
     Cost of home sales                           152,716         132,976         306,126         282,650
     Cost of land sales                               316          13,996           2,316          14,492
     Selling, general and administrative
       expenses                                    19,451          17,005          38,523          35,645
     Interest, net                                    725           1,361           1,456           2,746
     Minority interest                               (121)           (192)           (454)           (302)
Mortgage banking and title operations:
     Selling, general and administrative
       expenses                                     2,539           2,082           4,987           4,138
     Interest, net                                   (164)           (198)           (374)           (399)
                                              -----------     -----------     -----------     -----------
         Total costs and expenses                 175,462         167,030         352,580         338,970
                                              -----------     -----------     -----------     -----------

Income before income taxes
  and extraordinary loss                           13,061          12,952          26,283          28,548
Income taxes                                        5,303           5,160          10,706          11,520
                                              -----------     -----------     -----------     -----------

Income from operations                              7,758           7,792          15,577          17,028

Extraordinary loss:
     Loss on extinguishment of debt
       net of income taxes of $233                   --              --              (322)           --
                                              -----------     -----------     -----------     -----------

Net income                                    $     7,758     $     7,792     $    15,255     $    17,028
                                              ===========     ===========     ===========     ===========

Earnings per common share                     $      1.13     $      1.12     $      2.22     $      2.44

Earnings per common share assuming
         full dilution                        $       .81     $       .81     $      1.60     $      1.76

Cash dividends per share                      $       .05     $       .05     $       .10     $       .10

Weighted average number of shares
         outstanding                            6,861,529       6,978,297       6,857,556       6,990,820
                                              ===========     ===========     ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of these unaudited consolidated statements.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six  months ended
                                                              November 30,
                                                              ------------
                                                           1997          1996
                                                           ----          ----
                                                             (In thousands)
Cash flows from operating activities:
     Net income                                          $ 15,255      $ 17,028
         Adjustments to reconcile net income to net
         cash used by operating activities:
              Depreciation and amortization                 1,550         1,641
              Minority Interest                              (454)         (302)
              Deferred income taxes                        (3,319)          385
Decrease (increase) in assets
     Homes, lots and improvements in production           (35,558)      (52,552)
     Receivables                                            6,868           816
     Prepaid expenses and other assets                     (1,504)       (2,393)
Increase (decrease) in liabilities
     Accounts payable and other liabilities                (2,328)       10,358
                                                         --------      --------
Net cash used by operating activities                     (19,490)      (25,019)
                                                         --------      --------

Cash flows from investing activities:
     Net additions of property and equipment                 (869)       (1,750)
     Cash paid for acquisitions, net of cash acquired        --          (1,205)
     Adjustment to purchase price                            --           1,700
                                                         --------      --------
     Net cash used by investing activities                   (869)       (1,255)
                                                         --------      --------

Cash flows from financing activities:
     Increase in notes payable to financial
         institutions                                      35,684        25,008
     Retirement of bonds payable                             --            (168)
     Retirement of 12% Senior Notes                       (11,557)         --
     Stock options exercised                                  171           232
     Repurchase of stock                                     --          (1,922)
     Dividends paid                                          (686)         (698)
                                                         --------      --------
     Net cash provided by financing activities             23,612        22,452
                                                         --------      --------
     Net increase (decrease) in cash                        3,253        (3,822)
     Cash at beginning of period                           23,759        25,236
                                                         --------      --------
     Cash at end of period                               $ 27,012      $ 21,414
                                                         ========      ========

Supplemental  disclosures of cash flow information:
     Cash paid during the period for:
     Interest, net of amounts capitalized                $  2,970      $  3,245
     Income taxes                                        $ 10,257      $  9,097

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

              The results of operations for the three and six months ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2.       Interest Capitalization

              The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $11,138,000 and $9,223,000 and expensed as a component of cost of home sales $8,838,000 and $8,892,000 in the six months ended November 30, 1997 and 1996, respectively.

Note 3.       Notes payable, Senior and Convertible Subordinated Debt

         Notes   payable,   senior  and   convertible   subordinated   debt  for
homebuilding consist of:

                                                                     November 30,      May 31,
                                                                         1997           1997
                                                                         ----           ----
                                                                            (In thousands)
Notes payable                                                          $ 59,629       $ 24,547
10% senior notes, due 2006, net of discount of $1,507 and $1,599        148,493        148,401
12% senior notes, due 1999, net of premium of $65                          --           11,565
6-7/8% convertible subordinated notes, due 2002                          86,235         86,250
                                                                       --------       --------
                                                                       $294,357       $270,763
                                                                       ========       ========

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.       Interest, net

         The summary of the components of interest, net is as follows:

                                   Three months ended        Six months ended
                                      November 30,              November 30,
                                      ------------              ------------
                                   1997         1996         1997         1996
                                   ----         ----         ----         ----
Homebuilding:                                    (In thousands)
         Interest expense        $ 1,162      $ 1,519      $ 2,385      $ 2,985
         Interest income            (437)        (158)        (929)        (239)
                                 -------      -------      -------      -------
                                 $   725      $ 1,361      $ 1,456      $ 2,746
                                 =======      =======      =======      =======

Mortgage Banking:
         Interest expense        $   332      $    83      $   585      $   260
         Interest income            (496)        (281)        (959)        (659)
                                 -------      -------      -------      -------
                                 $  (164)     $  (198)     $  (374)     $  (399)
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

Note 6.       Subsequent Event

         In December 1997, the Company entered into a definitive agreement and plan of merger with D.R. Horton, Inc. ("Horton") pursuant to which the Company would be merged into Horton. The merger is subject to the approval of stockholders of both companies, various pre-merger regulatory approvals, and other customary closing conditions and is expected to close late in the first calendar quarter of 1998.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
                                     -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------
    Homebuilding
    ------------

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                                  Quarters ended                 Six months ended
                                                   November 30,                    November 30,
                                                   ------------                    ------------
                                               1997           1996             1997           1996
                                               ----           ----             ----           ----
Units delivered                                  1,383          1,145            2,763          2,513
Average sales price                         $  133,910     $  142,256       $  134,142     $  137,902
Revenue from home sales (000's)             $  185,197     $  162,883       $  370,634     $  346,547
Percentage increase from prior year               13.7%          20.3%             7.0%          29.1%
Change due to volume                              20.8%          11.4%             9.9%          22.2%
Change due to average sales price                 (7.1%)          8.9%            (2.9%)          6.9%

         The volume increase in the quarter and six months ended November 30, 1997 compared to the same periods during fiscal 1997 resulted from improved deliveries in Phoenix, Southern California, San Antonio and Dallas. The decrease in average sales price in the quarter and six months ended November 30, 1997 compared to the same periods during fiscal 1997 resulted primarily from a decrease in average sales price in Phoenix, Denver, Southern California, Dallas and South Florida due to product mix and a decrease in average sales price in Austin due to competitive pricing pressures.

         The following table summarizes information related to the Company's backlog at the dates indicated:
                                                   November 30,
                                                   ------------
                                              (Dollars in thousands)
                                          1997                      1996
                                          ----                      ----
                                    Units      Dollars        Units      Dollars
                                    -----      -------        -----      -------
Phoenix                               794     $102,779          714     $ 95,850
Texas                                 643       71,012          492       53,523
South Florida                         329       44,654          176       21,555
Denver                                236       42,771          230       44,522
Southern California                   159       42,651           72       24,630
                                 --------     --------     --------     --------
         Total backlog              2,161     $303,867        1,684     $240,080
                                 ========     ========     ========     ========

Average price per unit                            $141                      $143
                                                  ====                      ====

         The increase in backlog at November 30, 1997 resulted from increased sales in all markets during the first six months of fiscal 1998 compared to the same period during fiscal 1997. The aggregate sales value of new contracts signed increased 44% in the six months ended November 30, 1997 to $400,072,000 representing 2,909 homes as compared with $277,005,000 representing 2,048 homes for the six months ended November 30, 1996.

         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding:

                             Quarters ended November 30,            Six months ended November 30,
                             ---------------------------            -----------------------------
                               1997                1996                1997                1996
                               ----                ----                ----                ----
                         Dollars      %      Dollars      %      Dollars      %      Dollars      %
                         -------      -      -------      -      -------      -      -------      -
Revenue from
  home sales            $185,197   100.0%   $162,883   100.0%   $370,634   100.0%   $346,547   100.0%
Cost of home sales       152,716    82.5     132,976    81.6     306,126    82.6     282,650    81.6
                        --------   -----    --------   -----    --------   -----    --------   -----
Gross profit from
  home sales              32,481    17.5      29,907    18.4      64,508    17.4      63,897    18.4
SG&A expenses             19,451    10.5      17,005    10.4      38,523    10.4      35,645    10.3
                        --------   -----    --------   -----    --------   -----    --------   -----
Operating income from
  homebuilding            13,030     7.0      12,902     8.0      25,985     7.0      28,252     8.1
Interest, net                725      .4       1,361      .9       1,456      .4       2,746      .8
                        --------   -----    --------   -----    --------   -----    --------   -----
Pre-tax profit from
  homebuilding          $ 12,305     6.6%   $ 11,541     7.1%   $ 24,529     6.6%   $ 25,506     7.3%
                        ========   =====    ========   =====    ========   =====    ========   =====

         The decrease in gross profit margin from home sales for the quarter and six months ended November 30, 1997 was primarily due to a decline in margins in all markets except Phoenix and San Antonio. The increase in total SG&A expenses for the quarter and six months ended November 30, 1997 compared to the quarter and six months ended November 30, 1996 was principally due to the increased volume which increased variable marketing costs (sales commissions, advertising and model furniture amortization). SG&A expenses for each home delivered were $14,064 and $14,852 in the second quarter of fiscal 1998 and 1997, respectively and $13,942 and $14,184 in the first six months of fiscal 1998 and 1997, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $22,702,000 and $44,842,000 for the three and six months ended November 30, 1997 compared to $19,996,000 and $41,321,000 for the corresponding fiscal 1997 period.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $6,676,000 and $13,523,000 for the three and six months ended November 30, 1997, respectively compared to $6,263,000 and $12,208,000 for the three and six months ended November 30, 1996, respectively. For the six month period ended November 30, 1997, interest, net for homebuilding was $1,456,000 compared with $2,746,000 for the six months ended November 30, 1996. The increase in interest incurred during the quarter and six months ended November 30, 1997 compared to the same periods during fiscal 1997 was primarily due to an increase in debt as a result of the 6% increase in inventory from November 30, 1996 to November 30, 1997. The decrease in interest, net during the first six months of fiscal 1998 compared to the first six months of last year was due to the capitalization of interest on the Company's Carlsbad, California project which began development in October 1996, as well as additional interest income.

The Company's pre-tax profit from homebuilding for the six months ended November 30, 1997 was $24,529,000 compared to $25,506,000 for the corresponding six months ended November 30, 1996.

         Mortgage Banking and Title Operations
         -------------------------------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The Company also conducts title operations in Austin, Texas through its wholly-owned subsidiary, Travis County Title Company. The following table summarizes operating information for the Company's mortgage banking and title operations:

                                                    Quarters ended   Six months ended
                                                     November 30,      November 30,
                                                     ------------      ------------
                                                     1997     1996     1997     1996
                                                     ----     ----     ----     ----
                                                          (Dollars in thousands)
Number of loans originated                            949      680    1,921    1,557

Loan origination fees                              $  975   $  636   $1,960   $1,480
Sale of servicing and marketing gains               1,679    1,221    3,018    2,695
Title policy premiums, net                            447      365      948      881
Other revenue                                         340      342      872      774
                                                   ------   ------   ------   ------
         Total revenues                             3,441    2,564    6,798    5,830
General and administrative expenses                 2,539    2,082    4,987    4,138
                                                   ------   ------   ------   ------
Operating income from mortgage banking and title      902      482    1,811    1,692
Interest, net                                         164      198      374      399
                                                   ------   ------   ------   ------
Pre-tax profit from mortgage banking and title     $1,066   $  680   $2,185   $2,091
                                                   ======   ======   ======   ======

Revenues and general and administrative expenses from mortgage banking and title operations increased in the quarter and six months ended November 30, 1997 primarily as a result of a 40% and 23% increase in originations, respectively.

         Consolidated operations
         -----------------------

         Net income was $15,255,000 ($2.22 per share, $1.60 fully diluted) for the six months ended November 30, 1997 compared to $17,028,000 ($2.44 per share, $1.76 fully diluted) for the period ended November 30, 1996.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. On June 27, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks which provides for a $140 million unsecured revolving line of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.35% or prime plus .10% at the Company's election and subject to the rating on its senior debt. Available borrowings under the Credit Agreement are limited to certain percentages of housing unit costs, finished lots, land under development and receivables as defined in the Credit Agreement. As a result of this formula, the borrowing base at November 30, 1997 was $137,713,000 and $49,000,000 was outstanding. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its existing homebuilding activities and meet its debt service requirements.

         In order to provide funds for the origination of mortgage loans, CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At November 30, 1997, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $16,279,000. The Company believes that this line is sufficient for its mortgage banking operations.

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

         On April 18, 1996 the Company completed the sale of $130,000,000 principal amount of its 10% Senior Notes due April 2006. The Company used approximately $107,542,000 of the net proceeds to repurchase $98,500,000 aggregate principal amount of its 12% Senior Notes due 1999. The remaining proceeds were used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit. On January 30, 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 2006. The net proceeds were used to reduce temporarily outstanding amounts under the Company's revolving line of credit. On August 1, 1997, the Company redeemed the remaining $11,500,000 principal amount outstanding of its 12% Senior Notes due August 1999, at a redemption price of 104%.

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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 3.       Legal Proceedings
              -----------------

         On December 11, 1997, the Company was named a nominal defendant, and certain directors of the Company were named defendants, in a purported class action suit brought by Brickell Partners filed in the State of Delaware alleging breach of fiduciary duty for failure to proceed with a merger proposal by D.R. Horton, Inc. The Company does not believe this litigation will have a material adverse effect on its financial position or operating results.

Item 4.       Submission of matters to a vote of Security Holders
              ---------------------------------------------------

         None.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

         (a)    Exhibits

                10.3(b) Fourth  Modification  Agreement dated as of November 20,
                        1997 between BOAZ and CHMC.

                10.11 Second Modification Agreement dated as of October 9, 1997 between Bank One, Arizona, N.A. ("BOAZ"), The First National Bank of Boston, Norwest Bank Arizona, Guaranty Federal Bank and the Company.

                10.12 Agreement and Plan of Merger dated as of December 18, 1997 between the Company and D.R. Horton, Inc.

                11      Statement of Computation of Earnings Per Share.

                27      Financial Data Schedule.

        (b) Reports on Form 8-K: The Company filed reports on Form 8-K dated October 2, 1997 and December 18, 1997.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CONTINENTAL HOMES HOLDING CORP.


Date:  January 13, 1998                          By: /s/ Julie E. Collins
                                                     ---------------------------
                                                     JULIE E. COLLINS
                                                     Chief Financial Officer


Date:  January 13, 1998                          By: /s/ W. Thomas Hickcox
                                                     ---------------------------
                                                     W. Thomas Hickcox
                                                     Chief Executive Officer
                                       13