Form 10-Q
period 1998-02-28
CONTINENTAL HOMES HOLDING CORP
filed 1998-04-09
CIK 796122

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                  --------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

                  YES    X                         NO
                      -------                         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
          Class of Common Stock                          April 1, 1998
          ---------------------                          -------------
             $.01 par value                                6,868,900

--------------------------------------------------------------------------------

                         CONTINENTAL HOMES HOLDING CORP.


                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                FEBRUARY 28, 1998


                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                                Page

  Item 1.  Financial Statements:
         Consolidated Balance Sheets as of February 28, 1998 and
           May 31, 1997.........................................................................    3

         Consolidated Statements of Income for the three and nine months ended
           February 28, 1998 and 1997...........................................................    4

         Consolidated Statements of Cash Flows for the nine months ended
           February 28, 1998 and 1997...........................................................    5

         Notes to unaudited Consolidated Financial Statements...................................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................    8

PART II.     OTHER INFORMATION

  Item 4.  Submission of matters to a vote of Security Holders..................................   13

  Item 6.  Exhibits and Reports on Form 8-K.....................................................   13

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            February 28,      May 31,
                                                                                1998           1997
                                                                                ----           ----
ASSETS                                                                            (In thousands)
Homebuilding:
      Cash and cash equivalents                                              $  27,099      $  23,759
      Receivables                                                               16,586         27,894
      Homes, lots and improvements in production                               450,487        392,540
      Property and equipment, net                                                4,031          3,656
      Prepaid expenses and other assets                                         21,176         20,868
      Excess of cost over related net assets acquired                            8,575          9,565
      Deferred income tax asset                                                  4,961          2,471
                                                                             ---------      ---------
                                                                               532,915        480,753
                                                                             ---------      ---------
Mortgage banking:
      Mortgage loans held for sale                                              35,174         27,229
      Other assets                                                                 498            274
                                                                             ---------      ---------
                                                                                35,672         27,503
                                                                             ---------      ---------
        Total assets                                                         $ 568,587      $ 508,256
                                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
      Accounts payable and other liabilities                                 $  61,106      $  62,163
      Notes payable, senior and convertible subordinated debt                  310,192        270,763
                                                                             ---------      ---------
                                                                               371,298        332,926
                                                                             ---------      ---------
Mortgage banking:
      Notes payable                                                             16,522         15,662
      Other                                                                        389            560
                                                                             ---------      ---------
                                                                                16,911         16,222
                                                                             ---------      ---------
        Total liabilities                                                      388,209        349,148
                                                                             ---------      ---------

Minority interest                                                                3,597          4,209
                                                                             ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value:
        Authorized - 2,000,000 shares, Issued none                                --             --
      Common stock, $.01 par value:
        Authorized - 20,000,000 shares, Issued - 7,085,109 shares                   71             71
      Treasury stock, at cost - 217,345 and 228,320 shares                      (2,887)        (2,973)
      Capital in excess of par value                                            61,048         60,878
      Retained earnings                                                        118,549         96,923
                                                                             ---------      ---------
        Total stockholders' equity                                             176,781        154,899
                                                                             ---------      ---------
        Total liabilities and stockholders' equity                           $ 568,587      $ 508,256
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                  Three months ended            Nine months ended
                                                     February 28,                  February 28,
                                                     ------------                  ------------
                                                  1998           1997           1998           1997
                                                  ----           ----           ----           ----
REVENUES
     Home sales                               $   169,467    $   169,986    $   540,101    $   516,533
     Land sales                                       311            424          2,577         15,548
     Mortgage banking and title operations          3,331          2,396         10,129          8,226
     Other income, net                               (139)          (129)          (974)          (112)
                                              -----------    -----------    -----------    -----------
       Total revenues                             172,970        172,677        551,833        540,195
                                              -----------    -----------    -----------    -----------

COSTS AND EXPENSES
     Homebuilding:
       Cost of home sales                         139,468        140,783        445,594        423,433
       Cost of land sales                             190            102          2,506         14,594
       Selling, general and administrative
         expenses                                  18,231         17,942         56,754         53,587
       Interest, net                                  855            847          2,311          3,593
       Minority interest                             (158)          (255)          (612)          (557)
     Mortgage banking and title operations:
       Selling, general and administrative
         expenses                                   2,056          1,879          7,043          6,017
       Interest, net                                 (206)          (178)          (580)          (577)
                                              -----------    -----------    -----------    -----------
       Total costs and expenses                   160,436        161,120        513,016        500,090
                                              -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY LOSS                            12,534         11,557         38,817         40,105
     Income taxes                                   5,134          4,799         15,840         16,319
                                              -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                              7,400          6,758         22,977         23,786
     Extraordinary loss:
     Loss on extinguishment of
       debt, net of income taxes of $233             --             --             (322)          --
                                              -----------    -----------    -----------    -----------
NET INCOME                                    $     7,400    $     6,758    $    22,655    $    23,786
                                              ===========    ===========    ===========    ===========

BASIC EARNINGS PER COMMON SHARE
     Income from operations                   $      1.08    $       .98    $      3.35    $      3.42
     Net income                                      1.08            .98           3.30           3.42
DILUTED EARNINGS PER COMMON SHARE
     Income from operations                   $       .78    $       .72    $      2.41    $      2.48
     Net income                                       .78            .72           2.38           2.48
CASH DIVIDENDS PER SHARE                      $       .05    $       .05    $       .15    $       .15
WEIGHTED AVERAGE NUMBER OF SHARES
       OUTSTANDING                              6,865,905      6,897,402      6,860,308      6,960,023
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

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended
                                                               February 28,
                                                               ------------
                                                             1998        1997
                                                             ----        ----
Cash flows from operating activities:                         (In thousands)
     Net income                                            $ 22,655    $ 23,786
         Adjustments to reconcile net income to net
         cash used by operating activities:
              Depreciation and amortization                   2,644       2,424
              Minority interest                                (612)       (557)
              Deferred income taxes                          (2,490)      1,292
     Decrease (increase) in assets:
         Homes, lots and improvements in production         (57,947)    (40,281)
         Receivables                                          3,363      (7,845)
         Prepaid expenses and other assets                   (1,195)     (4,544)
     Increase (decrease) in liabilities:
         Accounts payable and other liabilities              (1,228)      9,664
                                                           --------    --------
     Net cash used by operating activities                  (34,810)    (16,061)
                                                           --------    --------

Cash flows from investing activities:
     Additions of property and equipment                     (1,237)     (2,094)
     Cash paid for acquisitions, net of cash acquired          --        (1,205)
     Adjustment to purchase price                              --         1,700
                                                           --------    --------
     Net cash used by investing activities                   (1,237)     (1,599)
                                                           --------    --------

Cash flows from financing activities:
     Increase in notes payable to financial
         institutions                                        51,817      12,173
     Retirement of bonds payable                               --          (168)
     Retirement of 12% Senior Notes                         (11,557)       --
     Issuance of Senior Notes                                  --        20,175
     Repurchase of stock                                       --        (1,922)
     Stock options exercised                                    156         236
     Dividends paid                                          (1,029)     (1,043)
                                                           --------    --------
     Net cash provided by financing activities               39,387      29,451
                                                           --------    --------

     Net increase in cash                                     3,340      11,791
     Cash at beginning of period                             23,759      25,236
                                                           --------    --------
     Cash at end of period                                 $ 27,099    $ 37,027
                                                           ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest, net of amounts capitalized              $  4,553    $  4,680
         Income taxes                                      $ 14,560    $ 12,987

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

         The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Interest Capitalization

         The Company follows the practice of capitalizing for its homebuilding operations certain interest costs incurred on land under development and homes under construction. Such capitalized interest is included in cost of home sales when the units are delivered. The Company capitalized such interest in the amount of $16,815,000 and $14,755,000 and expensed as a component of cost of home sales $13,222,000 and $13,352,000 in the nine months ended February 28, 1998 and 1997, respectively.

Note 3.  Notes payable, Senior and Convertible Subordinated Debt

         Notes   payable,   senior  and   convertible   subordinated   debt  for
homebuilding consist of:

                                                                          February 28,         May 31,
                                                                              1998              1997
                                                                              ----              ----
                                                                                  (In thousands)
10% senior notes, due 2006, net of discount of $1,462 and $1,599            $148,538          $148,401
12% Senior notes, due 1999, net of premium of $65                                -0-            11,565
6-7/8% convertible subordinated notes, due 2002                               86,150            86,250
Notes payable                                                                 75,504            24,547
                                                                            --------          --------

                                                                            $310,192          $270,763
                                                                            ========          ========

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Note 4.  Interest, net

         The summary of the components of interest, net is as follows:

                                     Three months ended      Nine months ended
                                        February 28,            February 28,
                                        ------------            ------------
                                      1998        1997        1998        1997
                                      ----        ----        ----        ----
Homebuilding:                                      (In thousands)
       Interest expense             $ 1,272     $ 1,300     $ 3,657     $ 4,285
       Interest income                 (417)       (453)     (1,346)       (692)
                                    -------     -------     -------     -------
                                    $   855     $   847     $ 2,311     $ 3,593
                                    =======     =======     =======     =======
Mortgage Banking:
       Interest expense             $   311     $   135     $   896     $   395
       Interest income                 (517)       (313)     (1,476)       (972)
                                    -------     -------     -------     -------
                                    $  (206)    $  (178)    $  (580)    $  (577)
                                    =======     =======     =======     =======

Note 5.  Subsequent Event

         In December 1997, the Company entered into a definitive agreement and plan of merger with D.R. Horton, Inc. ("Horton") pursuant to which the Company would be merged into Horton. Stockholders of record as of February 23, 1998 are entitled to vote on the merger at stockholders' meetings for each corporation to be held on Monday, April 20, 1998. If approved, the Company expects that the merger will be effective that day.

                CONTINENTAL HOMES HOLDING CORP. AND SUBSIDIARIES
                                     ITEM 2.
                                     -------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations
---------------------
    Homebuilding
    ------------

         The following table sets forth, for the periods indicated, unit activity, average sales price and revenue from home sales for the Company:

                                              Quarters ended           Nine months ended
                                               February 28,               February 28,
                                               ------------               ------------
                                            1998          1997         1998          1997
                                            -----         ----         ----          ----
Units delivered                            1,264         1,208        4,027         3,721
Average sales price                     $134,072      $140,717     $134,120      $138,816
Revenue from home sales (000's)         $169,467      $169,986     $540,101      $516,533
Percentage increase (decrease) from
  prior year                                 (.3)%        23.9%         4.6%         27.4%
Change due to volume                         4.6%         16.0%         8.2%         20.1%
Change due to average sales price           (4.9)%         7.9%        (3.6)%         7.3%

         The volume increase in the quarter and nine months ended February 28, 1998 compared to the same periods during fiscal 1997 resulted from improved deliveries in Phoenix, Southern California, San Antonio and Dallas. The decrease in average sales price in the quarter and nine months ended February 28, 1998 compared to the same periods during fiscal 1997 resulted primarily from a decrease in average sales price in Phoenix, Denver, Southern California, Dallas and South Florida due to product mix and a decrease in average sales price in Austin due to competitive pricing pressures.

         The following table summarizes information related to the Company's backlog at the dates indicated:

                                                 February 28,
                                                 ------------
                                            (Dollars in thousands)
                                        1998                     1997
                                        ----                     ----
                                   Units     Dollars        Units     Dollars
                                   -----     -------        -----     -------
Phoenix                              802    $104,261          713    $ 95,417
Texas                                808      91,845          499      54,804
South Florida                        413      56,425          163      19,903
Denver                               359      65,991          211      41,685
Southern California                  164      43,866           50      15,867
                                   -----    --------        -----    --------
         Total backlog             2,546    $362,388        1,636    $227,676
                                   =====    ========        =====    ========

Average price per unit                          $142                     $139
                                                ====                     ====

         The increase in backlog at February 28, 1998 resulted from an increase in sales in all markets during the prior six months compared to the same period last year. The aggregate sales value of new contracts signed increased 45% in the nine months ended February 28, 1998 to $627,072,000 representing 4,558 homes as compared with $432,426,000 representing 3,208 homes for the nine months ended February 28, 1997.

         The following table summarizes information related to cost of home sales, selling, general and administrative ("SG&A") expenses and interest, net for homebuilding (dollars in thousands):

                                        Quarters ended February 28,                Nine months ended February 28,
                                        ---------------------------                ------------------------------
                                         1998                  1997                  1998                  1997
                                         ----                  ----                  ----                  ----
                                   Dollars       %       Dollars       %       Dollars       %       Dollars       %
                                   -------       -       -------       -       -------       -       -------       -
Revenue from
  home sales                      $169,467   100.0%     $169,986   100.0%     $540,101   100.0%     $516,533   100.0%
Cost of home sales                 139,468    82.3       140,783    82.8       445,594    82.5       423,433    82.0
                                  --------   -----      --------   ------     --------   -----      --------   -----
Gross profit                        29,999    17.7        29,203    17.2        94,507    17.5        93,100    18.0
SG&A expenses                       18,231    10.8        17,942    10.6        56,754    10.5        53,587    10.4
                                  --------   -----      --------   -----      --------   -----      --------   -----
Operating income from
  homebuilding                      11,768     6.9        11,261     6.6        37,753     7.0        39,513     7.6
Interest, net                          855      .5           847      .5         2,311      .4         3,593      .7
                                  --------   -----      --------   -----      --------   -----      --------   -----
Pre-tax profit from
  homebuilding                    $ 10.913     6.4%     $ 10,414     6.1%     $ 35,442     6.6%     $ 35,920     6.9%
                                  ========   =====      ========   =====      ========   =====      ========   =====

         The increase in gross profit margin from home sales for the quarter ended February 28, 1998 as compared to the prior quarter was primarily due to an increase in margins in Phoenix, Southern California and San Antonio. The decrease in gross margins for the nine months ended February 28, 1998 as compared to the same period a year ago was primarily due to a decline in margins in all markets except Phoenix and San Antonio.

         The increase in total SG&A expense for the quarter and nine months ended February 28, 1998 compared to the quarter and nine months ended February 28, 1997 was principally due to the increased volume which increased variable marketing costs (sales commissions, advertising and model furniture amortization) and an increase in plans and blueprint expenses and professional fees. SG&A expenses for each home delivered were $14,423 and $14,853 in the third quarter of fiscal 1998 and 1997, respectively and $14,093 and $14,401 in the first nine months of fiscal 1998 and 1997, respectively. The Company capitalizes certain SG&A expenses for homebuilding. Accordingly, total SG&A costs incurred for homebuilding were $21,711,000 and $66,553,000 for the three and nine months ended February 28, 1998 compared to $20,941,000 and $62,262,000 for the corresponding fiscal 1997 periods.

         The Company capitalizes certain interest costs for its homebuilding operations and includes such capitalized interest in cost of home sales when the related units are delivered. Accordingly, total interest incurred by the Company was $6,949,000 and $20,472,000 for the three and nine months ended February 28, 1998, respectively compared to $6,832,000 and $19,040,000 for the three and nine months ended February 28, 1997, respectively. The increase in interest incurred during the quarter and nine months ended February 28, 1998 compared to the same periods a year ago was primarily due to an increase in debt as a result of the 15% increase in inventory from February 28, 1997 to February 28, 1998. For the nine month period ended February 28, 1998, interest, net for homebuilding was $2,311,000 compared with $3,593,000 for the nine months ended February 28, 1997. The decrease in interest, net was due to the capitalization of interest on the Company's Carlsbad, California project which began development in October 1996, as well as additional interest income.

         The Company's pre-tax profit from homebuilding for the nine months ended February 28, 1998 was $35,442,000 compared to $35,920,000 for the corresponding period ended February 28, 1997.

Mortgage Banking and Title Operations
-------------------------------------

         The Company's mortgage banking operations are conducted through its wholly-owned subsidiary CH Mortgage Company ("CHMC"). The Company also conducts title operations in Austin, Texas through its wholly-owned subsidiary, Travis County Title Company. The following table summarizes operating information for the Company's mortgage banking and title operations:

                                                                  Quarters ended      Nine months ended
                                                                   February 28,          February 28,
                                                                   ------------          ------------
                                                                 1998       1997       1998       1997
                                                                 ----       ----       ----       ----
                                                                         (Dollars in thousands)
Number of loans originated                                        948        677      2,869      2,234

Loan origination fees                                         $   922    $   677    $ 2,882    $ 2,157
Sale of servicing and marketing gains                           1,571      1,010      4,589      3,705
Title policy premiums, net                                        402        352      1,350      1,233
Other revenue                                                     436        357      1,308      1,131
                                                              -------    -------    -------    -------
         Total revenues                                         3,331      2,396     10,129      8,226
General and administrative expenses                             2,056      1,879      7,043      6,017
                                                              -------    -------    -------    -------
Operating income from mortgage banking and title                1,275        517      3,086      2,209
Interest, net                                                     206        178        580        577
                                                              -------    -------    -------    -------
Pre-tax profit from mortgage banking and title                $ 1,481    $   695    $ 3,666    $ 2,786
                                                              =======    =======    =======    =======

Revenues and general and administrative expenses from mortgage banking increased in the quarter and nine months ended February 28, 1998 primarily as a result of a 40% and 28% increase in originations, respectively.

Consolidated operations
-----------------------

         Net income was $22,655,000 ($3.30 basic earnings per share, $2.38 diluted earnings per share) for the nine months ended February 28, 1998 compared to $23,786,000 ($3.42 basic earnings per share, $2.48 diluted earnings per share) for the period ended February 28, 1997.

Liquidity and Capital Resources
-------------------------------

         The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company has financed, and expects to continue to finance, its working capital needs through funds generated by operations and borrowings. Funds for future land acquisitions and construction costs are expected to be provided primarily by cash flows from operations and future borrowings as permitted under the Company's loan agreements. On June 27, 1996, the Company entered into a credit agreement ("Credit Agreement") with a group of banks which provides for a $140 million unsecured revolving line of credit. Borrowings under the Credit Agreement bear interest at LIBOR plus 1.35% or prime plus .10% at the Company's election and subject to the rating on its senior debt. Available borrowings under the Credit Agreement are limited to certain percentages of housing unit costs, finished lots, land under development and receivables as defined in the Credit Agreement. As a result of this formula, the borrowing base at February 28, 1998 was $140,000,000 of which $58,500,000 was outstanding. The Company believes that amounts generated from operations and such additional borrowings will provide funds adequate to finance its existing homebuilding activities and meet its debt service requirements.

         In order to provide funds for the origination of mortgage loans, CHMC has a warehouse line of credit for $25,000,000 which is guaranteed by the Company. Pursuant to the warehouse line of credit, the Company issues drafts to fund its mortgage loans. The amount represented by a draft is drawn on the warehouse line of credit when the draft is presented for payment. At February 28, 1998, the amount outstanding under the warehouse line of credit and the amount of funding drafts that had not been presented for payment was $16,522,000. The Company believes that this line is sufficient for its mortgage banking operations.

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

         On April 18, 1996 the Company completed the sale of $130,000,000 principal amount of its 10% Senior Notes due April 2006. The Company used approximately $107,542,000 of the net proceeds to repurchase $98,500,000 aggregate principal amount of its 12% Senior Notes due 1999. The remaining proceeds were used to reduce temporarily outstanding amounts under certain of the Company's revolving lines of credit. On January 30, 1997, the Company issued an additional $20,000,000 principal amount of its 10% Senior Notes due April 2006. The net proceeds were used to reduce temporarily outstanding amounts under the Company's revolving line of credit. On August 1, 1997, the Company redeemed the remaining $11,500,000 principal amount outstanding of its 12% Senior Notes due 1999, at a redemption price of 104%.

         Pursuant to a stock repurchase plan approved by the Board of Directors on December 22, 1994, the Company repurchased 162,000 shares of its common stock during fiscal 1997 at an average price of $16.22.

         In December 1997, the Company entered into a definitive agreement and plan of merger with D.R. Horton, Inc. ("Horton") pursuant to which the Company would be merged into Horton. Stockholders of record as of February 23, 1998 are entitled to vote on the merger at stockholders' meetings for each corporation to be held on Monday, April 20, 1998. If approved, the Company expects that the merger will be effective that day. This merger would constitute a change in control under the Company's 10% Senior Notes due April 2006 whereby the holders would have the right to require the Company to repurchase the Notes at a price equal to 101% of the principal amount.

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

                                                 CONTINENTAL HOMES HOLDING CORP.


Date:  April 9, 1998                        By:  /s/Julie E. Collins
                                                 -------------------------------
                                                 JULIE E. COLLINS
                                                 Chief Financial Officer


Date:  April 9, 1998                        By:  /s/ W. Thomas Hickcox
                                                 -------------------------------
                                                 W. Thomas Hickcox
                                                 Chief Executive Officer
                                       14